Form 10-Q
period 2017-03-31
Arcimoto Inc
filed 2017-11-13
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-38213

ARCIMOTO, INC.

(Exact name of registrant as specified in its charter)

Oregon	26-1449404
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

544 Blair Boulevard, Eugene, OR 97402

(Address of principal executive offices and zip code)

(541) 683-6293

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 8, 2017, there were approximately 15,872,001 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

Arcimoto, Inc. (the “Company”) became subject to the filing requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) when its Registration Statement on Form 8-A became effective on September 21, 2017 (the “Effective Date”). The Company’s Post-Qualification Offering Statement on Form 1-A (File No. 024-10710), filed with the Securities and Exchange Commission (the “SEC”) on September 18, 2017, as amended (“Form 1-A”), included financial statements for the fiscal years ended December 31, 2015 and December 31, 2016. This Quarterly Report on Form 10-Q is being filed pursuant to Rule 13a-13 of the Exchange Act, in order to file financial statements for the first fiscal quarter subsequent to the most recent periods reported in the Form 1-A.

Arcimoto, Inc.

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ARCIMOTO, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$597,485	$414,405
Accounts receivable	30,530	583
Inventory	36,661	26,825
Other current assets	23,947	28,207
Total current assets	688,623	470,020

Property and equipment, net	8,136	8,805
Deferred offering cost	42,924	40,000

Total assets	$739,683	$518,825

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities
Accounts payable	$65,794	$81,045
Accrued liabilities	150,031	102,776
Customer deposits	406,777	386,035
Notes payable	248,793	250,000
Convertible notes payable, current portion	75,000	-
Total current liabilities	946,395	819,856
Long-term convertible notes payable	300,000	275,000
Long-term convertible notes payable to related parties	150,000	50,000
Total liabilities	1,396,395	1,144,856

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Series A-1 preferred stock, no par value, 1,500,000 authorized, 0 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	-	-
Common stock, no par value, 20,000,000 authorized, 12,512,266 and 12,337,466 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	8,074,494	7,637,494
Additional paid-in capital	378,886	336,606
Accumulated deficit	(9,110,092)	(8,600,131)
Total stockholders’ deficit	(656,712)	(626,031)

Total liabilities and stockholders’ deficit	$739,683	$518,825

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Grant revenue	$40,580	$-

Operating expenses
Research and development	268,104	267,062
Sales and marketing	84,995	152,717
General and administrative	186,961	96,357
Total operating expenses	540,060	516,136

Loss from operations	(499,480)	(516,136)

Other income and expense
Interest expense	(10,493)	(1)
Other income, net	12	179
Net loss	$(509,961)	$(515,958)

Weighted-average common shares outstanding - basic and diluted	12,369,017	9,957,884
Net loss per common share - basic and diluted	$(0.04)	$(0.05)

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(509,961)	$(515,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	669	2,045
Stock-based compensation	42,280	12,004
Changes in operating assets and liabilities:
Accounts receivable	(29,947)	1,100
Inventory	(9,836)	-
Other current assets	4,261	(13,005)
Accounts payable	(15,252)	24,588
Accrued liabilities	47,255	38,231
Customer deposits	20,742	39,100
Net cash used in operating activities	(449,789)	(411,895)

FINANCING ACTIVITIES
Proceeds from sale of stock	437,000	4,945
Payment of offering costs	(2,924)	(10,000)
Proceeds from convertible notes payable to related parties	100,000	-
Proceeds from convertible notes payable	100,000	-
Repayment of note payable	(1,207)	-
Net cash provided by (used in) financing activities	632,869	(5,055)

Net cash increase (decrease) for period	183,080	(416,950)

Cash at beginning of period	414,405	1,000,665
Cash at end of period	$597,485	$583,715

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,127	$1
Cash paid during the period for income taxes	$-	$-

See accompanying notes to financial statements.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: NATURE OF OPERATIONS

Arcimoto, Inc. (the “Company”) was originally formed on November 21, 2007 as WTP Incorporated, an Oregon Corporation, and on December 29, 2011, changed its name to Arcimoto, Inc. The Company was founded in order to build products that catalyze the shift to a sustainable transportation system. The first step in this shift has been developing an affordable, daily utility, pure electric vehicle. Over the past ten years, the Company has worked towards developing a new vehicle platform designed around the needs of everyday drivers. Its main product is the SRK®, the first real fossil-free alternative for the vast majority of daily trips. Compared to the average car, the Company believes the SRK has dropped 3/4 of the weight and 2/3 of the footprint in order to bring the joy of affordable, ultra-efficient, pure electric driving to the masses.

NOTE 2: MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has experienced recurring operating losses and negative operating cash flows since inception.

To date, the Company has not generated revenues from product sales to achieve positive earnings and operating cash flows to enable the Company to finance its operations internally. Funding for the business to date has come primarily through the issuance of equity securities.

Although the Company’s objective is to increase its revenues from the sales of its products within the next few years sufficient to generate positive operating and cash flow levels, there can be no assurance that the Company will be successful in this regard. The Company estimates it will need to raise approximately $10 million in additional capital in order to fund its operations, which it intends to obtain through debt and/or equity offerings. The Company intends to use the proceeds from any such offerings, including its Regulation A Offering (see Note 9) to fund the Company through the end of 2018. Funds on hand and any follow-on capital, if needed, will be used to invest in its business to expand sales and marketing efforts, enhance its current product by continuing research and development to bring the SRK® to retail production, to build out a leased production facility, and fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the SEC. Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2017, and the results of its operations and its cash flows for the three-months then ended. Results for the three-months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Form 1-A.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Measurements

The Company’s financial instruments consist primarily of cash and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active; and

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments. As of March 31, 2017 and December 31, 2016, the Company did not have any level 2 or level 3 instruments.

Risks and Uncertainties

The Company expects to commence revenue generating activities later this year, with its first delivery of the SPK Fun Utility Vehicle (“FUV”) expected in November 2017.  The Company’s business and operations are sensitive to general business and economic conditions in the United States and worldwide along with governmental policy decisions. Several factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments may also include: economic recessions, trends in car manufacturing, consumer taste, availability of inventory, and changes in government policy related to cars and motorcycles could have a material adverse effect on the Company’s financial condition and the results of its operations.

The Company currently has limited sales and marketing and/or distribution capabilities. The Company has limited experience in developing, training and managing a sales force and will incur substantial additional expenses when it begins marketing of its products and services. Developing a marketing and sales force is also time consuming and could delay launch of the Company’s products and services. In addition, the Company will compete with companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies.

The Company’s industry is characterized by rapid changes in technology and customer demands. As a result, the Company’s products and services may quickly become obsolete and unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and services and enhance our current products and services on a timely and cost-effective basis. Further, the Company’s products and services must remain competitive with those of other companies with substantially greater resources. The Company may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products and services or enhanced versions of existing products and services. Also, the Company may not be able to adapt new or enhanced products and services to emerging industry standards, and the Company’s new products and services may not be favorably received. In addition, we may not have the capital resources to further the development of existing and/or new ones.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2017 and December 31, 2016, the Company’s cash and cash equivalents were deposited in one financial institution, which at times exceed the federally insured limits.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Customer Deposits

Customer deposits are generally held in a separate deposit account. Revenue is not recognized on customer deposits until the vehicle is shipped to the customer.

Offering Costs

The Company accounts for offering costs in accordance with FASB ASC 340, “Other Assets and Costs.” Prior to the completion of an equity offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity (deficit) upon the completion of an equity offering or to expense if the offering is not completed. As of March 31, 2017 and December 31, 2016, $42,924 and $40,000 offering costs were capitalized in the accompanying balance sheets, respectively.

Grant Revenue

Revenue from grant revenue is recognized in the period during which the conditions under the grant have been met and the Company has made payment for the related expense. Grant revenue of $40,580 for the three-month period ended March 31, 2017 and $0 for the three-month period ended March 31, 2016, are recorded as grant revenue in the accompanying financial statements. Grant revenue makes up 100% of revenue in each period. Management believes the loss of such revenues will not have a material effect on the Company’s operations.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method, “FIFO”) or market. Inventories consist of purchased electric motors, electrical storage and transmission equipment and component parts. Inventories consist entirely of raw materials and component parts as of March 31, 2017 and December 31, 2016.

Net Earnings or Loss per Share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., Series A-1 Preferred Stock, common stock warrants and common stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all Series A-1 Preferred Stock, common stock warrants and common stock options outstanding were anti-dilutive.

As of the periods ended March 31, 2017 and 2016, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31, 2017	March 31, 2016
Warrants to purchase common stock	980,004	980,004
Stock options to purchase common stock	742,700	275,200
Total	1,722,704	1,255,204

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, I “Accounting for Certain Financial Instruments With Down Round Features” and II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception.” The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the financial statements and disclosures.

In May 2017, FASB issued ASU-2017-09, “Compensation-Stock Compensation (Topic 718) –Modification Accounting” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2017-09 on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 4: NOTES PAYABLE

Notes payable and accrued interest as of March 31, 2017 and December 31, 2016 are as follows:

	Principal		Accrued Interest
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Business Development Loan	$248,793	$250,000	$-	$-
Convertible Notes Payable	375,000	275,000	8,128	3,322
Convertible Notes Payable to Related Parties	150,000	50,000	2,255	384
	$773,793	$575,000	$10,383	$3,706

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

On December 4, 2015, the Company entered into a $250,000 loan agreement with the City of Eugene Business Development Fund; however, the funds for the loan were not received until April 1, 2016, and accordingly no debt was owed as of December 31, 2015. This loan was secured by substantially all assets of the Company and had an interest rate of 5% per annum. Interest only payments were due monthly from the date of disbursement. The entire unpaid principal balance of the loan, plus accrued interest, was due and payable upon the earlier of closing of a Regulation A offering or October 1, 2017. The note was repaid on September 21, 2017 in full, after the initial closing of the Regulation A Offering.

Through September 30, 2017 and the year ended December 31, 2016, the Company issued a series of convertible notes with original principal balances of $200,000 and $325,000, respectively, all with the same terms as disclosed below. Of these notes $100,000 and $50,000, respectively, were issued to related parties. The notes and all accrued interest were due on March 31, 2018. The notes were secured by substantially all assets of the Company and had a stated interest rate of 6% per annum. The notes were convertible on demand at the greater of $5.00 per share or 90% of the active selling price of the Series A-1 Preferred Stock at the time of conversion. Notes totaling $450,000, of which $150,000 were to related parties, with accrued interest thereon of approximately $23,000 were converted to 80,832 shares of common stock on August 31, 2017, at a price of $5.85 per share, which represented 90% of the $6.50 per share price in the Regulation A Offering. Notes totaling $75,000 were repaid in cash along with accrued interest thereon of $354 subsequent to March 31, 2017.

During September 2017, the Company issued two convertible notes to related parties in the total principal amount of $70,000. The notes and all accrued interest were due on March 31, 2018. These notes were secured by substantially all assets of the Company and had a stated interest rate of 6% per annum. The notes were convertible on demand at the greater of $6.50 per share of common stock or 90% of the active selling price of the common stock at the time of conversion. The notes principal balance of $70,000 and accrued interest of $232 was repaid in cash on September 29, 2017.

On September 11, 2017, the Company borrowed $5,000 from a related party. No security was issued for the loan. The loan was meant to be a short-term advance and due on demand. The loan was repaid on October 26, 2017, and there is no interest associated with this advance.

None of the above convertible notes contained a beneficial conversion feature due to the conversion price of the notes being at or above the fair value of the Series A-1 Preferred Stock or common stock, as applicable, on the issuance date.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5: STOCKHOLDERS’ DEFICIT

Stock-Split

On July 21, 2017, the Company’s board of directors and a majority of its common stockholders voted to enact a two-for-one common stock split and increase the authorized common shares to 20,000,000. On July 25, 2017, a majority of the Series A-1 Preferred stockholders voted to convert all shares of 1,434,891 Series A-1 Preferred Stock to 2,869,782 common shares. The July 21, 2017, the two-for-one common stock split resulted in a conversion rate of two shares of common stock for each share of Series A-1 Preferred Stock. In accordance with SEC reporting guidelines, the retrospective application of the stock split has been applied to historical financial information, and the Series A-1 Preferred to common stock conversion was reflected in the accompanying financial statements as if it occurred as of December 31, 2016.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, no par value, of which 1,500,000 shares were designated as Series A-1 Preferred Stock. As of March 31, 2017 and December 31, 2016, there were no shares of Series A-1 Preferred Stock issued and outstanding.

The Series A-1 Preferred Stock is convertible at any time after issuance at the option of the holder into shares of common stock at the original issue price of the Series A-1 Preferred Stock. The Series A-1 Preferred Stock is also subject to mandatory conversion provisions upon an initial public offering raising $15 million or more and is not redeemable. To prevent dilution, the conversion price of the Series A-1 Preferred Stock is to be adjusted for any issuance of securities, excluding exempt securities, which change the number of shares of common stock outstanding. The Series A-1 Preferred Stockholders are entitled to equal voting rights to common stockholders on an as-converted basis and receive preference to the common stockholders upon liquidation. During the first quarter of 2017, 87,400 shares of Series A-1 Preferred Stock were sold for cash proceeds of $437,000 in a Regulation D offering. Of these shares, 10,000 were issued to a related party. The Series A-1 Preferred Stock was converted to common stock as noted above.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, no par value, as of March 31, 2017 and December 31, 2016.

The Company has reserved a total of 2,000,000 shares of its common stock pursuant to its equity incentive plans (see Note 6). The Company has 1,722,704 and 1,247,704 stock options and warrants outstanding as of March 31, 2017 and December 31, 2016, respectively.

NOTE 6: SHARE-BASED PAYMENTS

2015 Stock Incentive Plan

On March 1, 2017, pursuant to the Company’s Amended and Restated 2015 Stock Incentive Plan, the Compensation Committee of the Company’s board of directors authorized the grant of 430,000 employee incentive stock options (“ESOPs”) at a strike price of $2.50 per share, 20,000 employee stock options at a strike price of $2.75 per share and 25,000 non-qualified stock options (“NQSOs”) at a strike price of $2.50 per share.

The Company measures employee stock-based awards at grant-date fair value and recognizes employee compensation expense on a straight-line basis over the vesting period of the award.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and for stock options, the expected life of the option, and expected stock price volatility. The Company used the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards. See below for the weighted average variables used in assessing the fair value at the grant date of March 1, 2017:

March 1, 2017
Annual dividend yield	-
Expected life (years)	6.21
Risk-free interest rate	2.16%
Expected volatility	21.33%

The total grant date fair value of employee incentive stock options issued during the three-month period ended March 31, 2017 was $290,040. Employee stock-based compensation expense related to stock options included in general and administrative expenses for the three -month period ended March 31, 2017 and 2016 was $19,835 and $12,004, respectively.

As of March 31, 2017, 102,142 employee stock options were vested and 7,500 stock options previously issued to employees were forfeited.

Grants to non-employees are expensed at the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached and (ii) the date at which the counterparty’s performance is complete. For the NQSOs issued in 2017, performance was completed on the date of issue. The fair value of non-employee awards was $22,445 and $0 for the three-month periods ended March 31, 2017 and 2016, respectively, which is included in general and administrative expenses in the accompanying statements of operations.

2012 Employee Stock Benefit Plan

As of March 31, 2017, the Company had issued warrants under its Seconded Amended and Restated 2012 Employee Stock Benefit Plan, exercisable immediately, for approximately 980,000 shares of Company common stock

NOTE 7: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $10,100 per order for retail production vehicles and $42,000 per order for signature series vehicles for purposes of securing its vehicle production slot. As of March 31, 2017 and December 31, 2016, the Company’s balance of refundable deposits received was $406,777 and $386,035, respectively, which are refundable upon demand. Refundable deposits are included in current liabilities in the accompanying balance sheets. Production of retail vehicles is expected to begin in the first half of 2018; production of signature series vehicles has begun and the first delivery is scheduled for November 2017. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable and any additional deposit required must be paid prior to the start of the manufacturing process.  If the customer elects to proceed with their order, their deposit becomes no longer refundable. Customer deposits from related parties total $43,700 as of March 31, 2017 and December 31, 2016.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 8: COMMITMENTS AND CONTINGENCIES

On September 3, 2017, the Company entered into a Triple Net Lease for an approximately 30,000 square foot commercial industrial office and manufacturing space in Eugene, Oregon. The lease began on October 1, 2017 and will terminate on March 31, 2021. Rent was $25,000 for the first month, then is $12,500 per month for months two through forty-one, and one dollar for month forty-two. See the following table for future minimum rent payments by year.

Years ending December 31:

2017	$50,000
2018	$150,000
2019	$150,000
2020	$150,000
2021	$25,001
Total	$525,001

Total rent expense for the three-month periods ended March 31, 2017 and 2016 was $16,035 and $15,135, respectively.

Underwriter Agreement

In connection with its offering of common stock under Regulation A of the Securities Act (the “Regulation A Offering”), the Company agreed to issue the underwriter in the Regulation A Offering warrants to purchase a number of shares of the common stock equal to 5.0% of the total shares of common stock sold in any closing of the Regulation A Offering, excluding shares purchased by investors sourced via alternative funding platforms (the “Underwriter Warrants”). The Underwriter Warrants are exercisable commencing on the Qualification Date (as such term is defined in the Underwriter Warrants), and have a term of five years. The Underwriter Warrants are not redeemable by the Company. The exercise price for the Underwriter Warrants will be the amount that is 15% greater than the offering price, or $7.475. In the fourth quarter of 2017, the Company granted 122,238 Underwriter Warrants in connection with the Regulation A Offering.

Litigation

The Company is involved in claims and litigation from time to time in the normal course of business. At March 31, 2017, Company management believes there are no pending matters that are expected to have a material adverse effect on the business of the Company, their financial condition, results of operations or cash flows.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 9: SUBSEQUENT EVENTS

Offering Costs

As of September 30, 2017, all deferred offering costs were charged to stockholders’ equity upon the initial close of the Regulation A Offering (see Note 2). As of September 30, 2017, offering costs charged to stockholders’ equity was $1,299,021 which includes the offering cost for the Regulation A Offering through the nine months ended September 30, 2017.

Common Stock

During September 2017, the Company issued 2,936,757 shares of common stock in a Regulation A Offering at a public offering price of $6.50 per share. The Company received net proceeds of $18,031,525 in this closing after deducting underwriter commissions of $1,049,395 and escrow closing fees of $8,000. See Note 8 for fees paid to the underwriter in the Regulation A Offering.

On October 4, 2017, the Company issued 4,000 shares of common stock to a vendor in payment of video production services.

On October 17, 2017, the Company issued 8,900 shares of common stock in a subsequent close of the Regulation A offering at a public offering price of $6.50 per share. The Company received net proceeds of $56,115 in this closing after deducting underwriting commissions of $1,735. See Note 8 for fees paid to the underwriter in the Regulation A Offering.

Preferred Stock

During the second quarter of 2017, the Company sold 157,700 shares of Series A-1 Preferred Stock for cash proceeds of $788,500 in a Regulation D offering. Of these shares, 2,000 were sold to a related party. As discussed in Note 2, these shares were converted to common stock on July 25, 2017.

2012 Employee Stock Benefit Plan

On May 1, 2017, 8,000 warrants were issued under the Second Amended and Restated 2012 Employee Stock Benefit Plan to a lobbying contractor with an exercise price of $2.50 per share and a five-year term. The Black-Scholes variables used in assessing the fair value at the grant date were an expected life of 5 years, risk free interest rate of 1.84% and expected volatility of 21.34% resulting in a value of $0.57 per warrant. The total value of $4,550 was recorded as lobbying expense. On September 20, 2017, 15,000 employee warrants were exercised in a cashless transaction resulting in the issuance of 13,846 common shares.

See also Notes 4, 5 and 8 for additional subsequent events.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the SEC. In addition, such statements could be affected by risks and uncertainties related to:

●	overall strength and stability of general economic conditions and of the automotive industry more specifically, both in the United States and globally;

●	changes in consumer demand for, and acceptance of, our products;

●	changes in the competitive environment, including adoption of technologies and products that compete with our products;

●	our ability to generate consistent revenues;

●	our ability to effectively execute our business plan;

●	changes in the price of oil and electricity;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt on terms favorable to our company;

●	our ability to design, produce and market future vehicle models;

●	the number of reservations and cancellations for the SRK® and our ability to deliver on those reservations;

●	our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

●	our ability to manage the distribution channels for our products, including our ability to successfully implement our direct to consumer distribution strategy;

●	costs and risks associated with litigation;

●	our ability to obtain and protect our existing intellectual property protections including patents;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;

●	interest rates and the credit markets;

●	our ability to maintain our Nasdaq listing; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

The foregoing list does not contain all of the risks and uncertainties. Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws; we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2017 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of the Company included in our Form 1-A. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We design, develop, manufacture, and sell high-performance fully electric vehicles. Our goal is to devise new technologies and patterns of mobility that raise the bar for environmental efficiency, footprint and affordability. We plan to achieve our mission by replacing the global urban and suburban use of an approximately 4,000 lb. internal combustion engine vehicles for regular daily trips with the SRK, a pure electric solution that is approximately a quarter of the weight, a third the cost to purchase and far more efficient than the U.S. fleet average passenger car. We continue to enhance our vehicle offerings with Beta design which we expect to complete later this year and then deliver our first signature series vehicle with serial pilot production expected to begin in early 2018. We continue to increase our pre-orders in preparation for serial production of an estimated 2,000 units in 2018. As of March 31, 2017, we had 1,296 pre-orders representing an increase of 643, or 98.5%, from the 653 pre-orders as of March 31, 2016.

On July 21, 2017, we effected a two-for-one common stock split and increased our authorized common shares to 20,000,000. On July 25, 2017, a majority of the Series A-1 Preferred stockholders voted to convert all 1,434,891 shares of Series A-1 Preferred Stock to 2,869,782 common shares. The July 21, 2017, two-for-one common stock split resulted in a conversion rate of two shares of common stock for each share of Series A-1 Preferred Stock. In accordance with SEC reporting guidelines, the retrospective application of the stock split has been applied to historical financial information, and the Series A-1 Preferred to common stock conversion was reflected in the accompanying financial statements as if it occurred as of December 31, 2016.

During the three months ended March 31, 2017, we issued 87,400 shares of Series A-1 Preferred Stock for aggregate gross proceeds of approximately $437,000 in a Regulation D offering and also received aggregate gross proceeds of $200,000 from the issuance of convertible debt. During the second quarter 2017, we issued 157,700 shares of Series A-1 Preferred Stock for aggregate gross proceeds of approximately $789,000 in a Regulation D offering, of which 2,000 shares were sold to a related party.

During September 2017, we sold 2,936,757 shares of common stock in the initial closing of our Regulation A offering at a public offering price of $6.50 per share. We received net proceeds of approximately $18,032,000 in this closing after deducting underwriter commissions of approximately $1,049,000 and escrow closing fees of $8,000.

On October 17, 2017, in a subsequent closing of our Regulation A offering, we issued 8,900 common shares in exchange for gross proceeds of $58,000. Net proceeds to us were approximately $56,000 after deducting underwriting commissions of approximately $2,000.

On September 3, 2017, we entered into a Triple Net Lease for 30,000 square feet of commercial industrial office and manufacturing space in Eugene, Oregon. The lease began on October 1, 2017 and will terminate on March 31, 2021. Rent was $25,000 for the first month, then is $12,500 per month for months two through forty-one, and one dollar for month forty-two.

Management Opportunities, Challenges and Risks

Demand, Production and Capital

We are currently taking the knowledge we learned from the Alpha SRK vehicles to finalize the design of the Beta SRK Fun Utility Vehicle (“FUV”).  We believe we have broadened the appeal of our electric vehicles by improving range, performance, and value, and we expect to introduce additional vehicle versions and functionality over time.  Overall, we expect that demand for our vehicles will continue to increase as more people drive and become aware of our vehicles, and as we strive to grow our customer sales and potentially offer less expensive vehicles than other electric vehicles in the market, and we continue to further develop our vehicle design.

We continue to make progress toward vehicle production and plan to outfit a facility to support serial vehicle production beginning in 2018.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We plan to initiate serial production of our vehicles beginning in 2018.  Given this plan, our capital expenditure needs include capital costs for the tooling, production equipment and construction of the SRK Acrimoto production line.

We currently expect operating expenses to grow by approximately 30% in 2017 as compared to 2016.  This increase is driven by increased hiring for manufacturing engineering and production operations expected to begin later this year, and marketing and other non-capitalizable expenses associated with a potential equity and/or debt offering.  Although we continue to remain on track with our progress toward vehicle manufacturing, given the size and complexity of this undertaking, it is possible that future events could result in the cost of building and operating the production facility exceeding our current expectations and taking longer to bring online than we currently anticipate.

New Accounting Pronouncements

See Note 3 “Summary of Significant Accounting Policies” to our Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q which includes a discussion of recent accounting pronouncements that may impact us.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe are reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

For a description of our critical accounting policies and estimates, please refer to the “Summary of Significant Accounting Policies” in Note 3 to our Financial Statements in the Company’s Form 1-A and this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended March 31, 2017 versus three months ended March 31, 2016

Revenues

We had no revenue from the sales of our vehicles during the quarterly periods ended March 31, 2017 or 2016. We did recognize grant revenue during the current period amounting to approximately $41,000. Revenues from grants are recognized in the period during which the conditions under the grant have been met and the Company has made payment for the related expense. We believe the loss of such grant revenues will not have a material effect on the Company’s operations.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our engineering and research teams, and prototyping materials expense. R&D expenses for the three months ended March 31, 2017 and 2016 were approximately $268,000 and $267,000, respectively. The primary reason for the increase in R&D expenses of $1,000, or 0.4%, in March 31, 2017 is because of an increase in engineering salaries and wages of approximately $59,000 offset by a decrease in contract labor of $13,000 and a reduction in R&D materials of approximately $42,000.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with booking pre-orders and selling our high-performance fully electric vehicles. Sales and marketing expenses for the three months ended March 31, 2017 and 2016 were approximately $85,000 and $153,000, respectively. The primary reason for the decrease in sales and marketing expenses of $68,000, or 44%, in the three months ended March 31, 2017 is attributed to a decrease in advertising and marketing expenses during that quarter. Sales and marketing expense was higher during the three- month period ended March 31, 2016 due to the Alpha SRK (initial test design) being completed in November 2015 and the Company undertaking various road show test drive events in 2016. For the three months ended March 31, 2017, funds were directed to R&D to incorporate the knowledge gained from the test drive events and incorporating it into the Beta SRK design.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services. G&A expenses for the three months ended March 31, 2017 was approximately $187,000 as compared to $96,000 for the same period last year representing an increase of approximately $91,000 or 95%. The primary reason for the increase in the current period was due to a $30,000 increase in non-cash compensation expense for the granting of employee stock options, a $26,000 increase for accrued vacation expense, a $15,000 increase in lobbying expenses, an $11,000 increase in professional services, and an $8,000 increase in insurance expense.

Interest Expense

Interest expense for the three months ended March 31, 2017 was approximately $10,000 as compared to $0 during the three months ended March 31, 2016. The increase in interest expense was due to higher balances of outstanding debt during the current period.

Liquidity and Capital Resources

As of March 31, 2017, we had approximately $597,000 in cash and cash equivalents representing an increase of approximately $183,000 from December 31, 2016. Sources of cash are predominately from the sale of equity and convertible debt. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, may provide us with adequate liquidity based on our current plans. We may raise funds in the future, including potential equity or debt offerings, subject to market conditions and recognizing that we cannot be certain that additional funds would be available to us on favorable terms or at all. The amount and timing of funds that we may raise is undetermined and would vary based on a number of factors, including our liquidity needs as well as access to current and future sources of liquidity.

Our estimates for tooling and manufacturing capital expenditures for our planned SRK production facility will require approximately $10 million, which we expect to raise in future equity and/or debt offerings.  We are currently in the process of evaluating our capital expenditure needs for the remainder of 2017.

During the second quarter of 2017, we issued 157,700 shares of Series A-1 Preferred Stock for aggregate gross proceeds of approximately $789,000 in a Regulation D offering, of which 2,000 shares were sold to a related party.

During September 2017, we sold 2,936,757 shares of common stock in an initial closing of our Regulation A offering at a public offering price of $6.50 per share. We received net proceeds of approximately $18,032,000 in this closing after deducting underwriter commissions of approximately $1,049,000 and escrow closing fees of $8,000.

On October 17, 2017, in a subsequent close of our Regulation A offering, we issued 8,900 common shares in exchange for gross proceeds of $58,000. Net proceeds to us were approximately $56,000 after deducting underwriting commissions of approximately $2,000.

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development, sales and marketing and general and administrative expenses. Our operating cash flows are also affected by our working capital needs to support personnel related expenditures, accounts payable and other current assets and liabilities.

During the three months ended March 31, 2017, cash used in operating activities was approximately $450,000 and was primarily a result of our net loss incurred of approximately $510,000, an increase in accounts receivable of $30,000, a decrease in accounts payable of $15,000, and an increase in inventories of $10,000 for materials for our electric vehicles partially offset by stock-based compensation of $42,000, an increase in accrued liabilities of $47,000 mainly for payroll related liabilities, and an increase in customer deposits of $21,000 primarily as a result of SRK reservations.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling.  No cash was used in investing activities for the three months ended March 31, 2017 and 2016. The Company’s plan is to implement the manufacturing capital expenditures after future equity and/or debt financings.

Cash Flows from Financing Activities

During the three months ended March 31, 2017, net cash provided by financing activities was approximately $633,000 as compared to net cash used in financing activities of approximately $5,000 during the three months ended March 31, 2016. Cash flows from financing activities during the three months ended March 31, 2017 consisted primarily of $437,000 in gross proceeds from our Regulation D offering in that period of 87,400 shares of Series A Preferred Stock and proceeds from the issuance of convertible debt of $200,000. Cash flows from financing activities during the three months ended March 31, 2016 consisted primarily of approximately $5,000 in gross proceeds from our Regulation D offering in that period of 1,200 shares of preferred stock offset by $10,000 in legal costs associated with the preparation for a future equity and/or debt financings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Mark Frohnmayer, our Chief Executive Officer, and Douglas M. Campoli, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2017, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2017.

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of any changes in our internal controls over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act that occurred during the quarter ended March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there has not been any material change in our internal control over financial reporting occurred during the period ended March 31, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in claims and litigation from time to time in the normal course of business. At March 31, 2017, the management of the Company believes there are no pending matters that are expected to have a material adverse effect on the business of the Company, their financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

For information concerning risks associated with our business and industry and risks associated with an investment in our common stock, please refer to the “Risk Factors” section of our Form 1-A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2017, we issued 87,400 shares of Series A-1 Preferred Stock in a Regulation D offering for gross proceeds of $437,000. The proceeds were used to fund operations. In July 2017, these shares of Series A-1 Preferred Stock were converted into 174,800 shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.INS*	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: November 13, 2017	By:	/s/ Mark Frohnmayer
Mark Frohnmayer
Chief Executive Officer

