Form 10-Q
period 2017-06-30
Arcimoto Inc
filed 2017-11-13
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

EXPLANATORY NOTE

Arcimoto, Inc. (the “Company”) became subject to the filing requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) when its Registration Statement on Form 8-A became effective on September 21, 2017 (the “Effective Date”). The Company’s Post-Qualification Offering Statement on Form 1-A (File No. 024-10710), filed with the Securities and Exchange Commission (the “SEC”) on September 18, 2017, as amended (“Form 1-A”), included financial statements for the fiscal years ended December 31, 2015 and December 31, 2016. This Quarterly Report on Form 10-Q is being filed pursuant to Rule 13a-13 of the Exchange Act, in order to file financial statements for the second fiscal quarter subsequent to the most recent periods reported in the Form 1-A.

Arcimoto, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ARCIMOTO, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$757,672	$414,405
Accounts receivable	30,530	583
Inventory	123,661	26,825
Other current assets	40,442	28,207
Total current assets	952,305	470,020

Property and equipment, net	7,467	8,805
Deferred offering cost	46,553	40,000

Total assets	$1,006,325	$518,825

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities
Accounts payable	$100,984	$81,045
Accrued liabilities	166,806	102,776
Customer deposits	427,167	386,035
Notes payable	248,793	250,000
Convertible notes payable, current portion	25,000	-
Total current liabilities	968,750	819,856
Long-term convertible notes payable	300,000	275,000
Long-term convertible notes payable to related parties	150,000	50,000
Total liabilities	1,418,750	1,144,856

Commitments and contingencies (Note 8)

Stockholders' deficit:
Series A-1 preferred stock, no par value, 1,500,000 authorized, 0 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	-	-
Common stock, no par value, 20,000,000 authorized, 12,872,666 and 12,337,466 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	8,860,995	7,637,494
Additional paid-in capital	421,794	336,606
Accumulated deficit	(9,695,214)	(8,600,131)
Total stockholders' deficit	(412,425)	(626,031)

Total liabilities and stockholders' deficit	$1,006,325	$518,825

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Grant revenue	$-	$-	$40,580	$-

Operating expenses
Research and development	263,797	180,028	531,902	447,089
Sales and marketing	150,358	120,200	235,352	272,918
General and administrative	160,158	110,794	347,119	207,151
Total operating expenses	574,313	411,022	1,114,373	927,158

Loss from operations	(574,313)	(411,022)	(1,073,793)	(927,158)

Other income and expense
Interest expense	(10,857)	(3,422)	(21,350)	(3,423)
Other income, net	48	62	60	241
Net loss	$(585,122)	$(414,382)	$(1,095,083)	$(930,340)

Weighted-average common shares outstanding - basic and diluted	12,761,712	9,957,884	12,566,449	9,957,884
Net loss per common share - basic and diluted	$(0.05)	$(0.04)	$(0.09)	$(0.09)

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(1,095,083)	$(930,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,337	4,090
Stock-based compensation	85,187	24,055
Changes in operating assets and liabilities:
Accounts receivable	(29,947)	8,006
Inventory	(96,836)	-
Other current assets	(12,234)	(18,291)
Accounts payable	19,940	12,746
Accrued liabilities	64,030	22,745
Customer deposits	41,132	69,900
Net cash used in operating activities	(1,022,474)	(807,089)

FINANCING ACTIVITIES
Proceeds from sale of stock	1,225,500	44,945
Payment of offering costs	(8,552)	(10,000)
Proceeds from convertible notes payable to related parties	100,000	-
Proceeds from convertible notes payable	100,000	250,000
Repayment of note payable	(51,207)	-
Net cash provided by financing activities	1,365,741	284,945

Net cash increase (decrease) for period	343,267	(522,144)

Cash at beginning of period	414,405	1,000,665
Cash at end of period	$757,672	$478,521

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$6,476	$3,423
Cash paid during the period for income taxes	$150	$-

See accompanying notes to financial statements.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: NATURE OF OPERATIONS

Arcimoto, Inc. (the “Company”) was originally formed on November 21, 2007 as WTP Incorporated, an Oregon Corporation, and on December 29, 2011, changed its name to Arcimoto, Inc. The Company was founded in order to build products that catalyze the shift to a sustainable transportation system. The first step in this shift has been developing an affordable, daily utility, pure electric vehicle. Over the past ten years, the Company has worked towards developing a new vehicle platform designed around the needs of everyday drivers. Its main product is the SRK®, the first real fossil-free alternative for the vast majority of daily trips. Compared to the average car, we believe the SRK has dropped 3/4 of the weight and 2/3 of the footprint in order to bring the joy of affordable, ultra-efficient, pure electric driving to the masses.

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

Although the Company’s objective is to increase its revenues from the sales of its products within the next few years sufficient to generate positive operating and cash flow levels, there can be no assurance that the Company will be successful in this regard. The Company estimates it will need to raise approximately $10 million in additional capital in order to fund its operations, which it intends to obtain through debt and/or equity offerings. The Company intends to use the proceeds from any such offerings, including its Regulation A Offering (see Note 9) to fund the Company through the end of 2018. Funds on hand and any follow-on capital, if needed, will be used to invest in its business to expand sales and marketing efforts, enhance its current product by continuing research and development to bring the SRK to retail production, to build out a leased production facility, and fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the SEC. Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2017, and the results of its operations and its cash flows for the six-months ended June 30, 2017 and 2016. Results for the six-months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Form 1-A.

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

Fair Value Measurements

The Company’s financial instruments consist primarily of cash and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments. As of June 30, 2017 and December 31, 2016, the Company did not have any level 2 or level 3 instruments.

Risks and Uncertainties

The Company expects to commence revenue generating activities later this year, with its first delivery of the SRK Fun Utility Vehicle (“FUV®”) expected in November 2017.  The Company’s business and operations are sensitive to general business and economic conditions in the United States and worldwide along with governmental policy decisions. Several factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments may also include: economic recessions, trends in car manufacturing, consumer taste, availability of inventory, and changes in government policy related to cars and motorcycles could have a material adverse effect on the Company’s financial condition and the results of its operations.

The Company currently has limited sales and marketing and/or distribution capabilities. The Company has limited experience in developing, training or managing a sales force and will incur substantial additional expenses when it begins marketing of its products and services. Developing a marketing and sales force is also time consuming and could delay launch of the Company’s products and services. In addition, the Company will compete with companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies.

The Company's industry is characterized by rapid changes in technology and customer demands. As a result, the Company's products and services may quickly become obsolete and unmarketable. The Company's future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and services and enhance our current products and services on a timely and cost-effective basis. Further, the Company's products and services must remain competitive with those of other companies with substantially greater resources. The Company may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products and services or enhanced versions of existing products and services. Also, the Company may not be able to adapt new or enhanced products and services to emerging industry standards, and the Company's new products and services may not be favorably received. In addition, we may not have the capital resources to further the development of existing and/or new ones.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2017 and December 31, 2016, the Company’s cash and cash equivalents were deposited in one financial institution, which at times exceed the federally insured limits.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Customer Deposits

Customer deposits are generally held in a separate deposit account. Revenue is not recognized on customer deposits until the vehicle is shipped to the customer.

Offering Costs

The Company accounts for offering costs in accordance with FASB ASC 340, “Other Assets and Costs.” Prior to the completion of an equity offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ deficit upon the completion of an equity offering or to expense if the offering is not completed. As of June 30, 2017 and December 31, 2016, $46,553 and $40,000 offering costs were capitalized in the accompanying balance sheets, respectively.

Grant Revenue

Revenue from grant revenue is recognized in the period during which the conditions under the grant have been met and the Company has made payment for the related expense. Grant revenue of $0 and $40,580 for the three and six-month periods ended June 30, 2017, respectively, and $0 for the three and six-month periods ended June 30, 2016, are recorded as grant revenue in the accompanying financial statements. Grant revenue makes up 100% of revenue in each period. Management believes the loss of such revenues will not have a material effect on the Company’s operations.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method, “FIFO”) or market. Inventories consist of purchased electric motors, electrical storage and transmission equipment and component parts. Inventories consist entirely of raw materials and component parts as of June 30, 2017 and December 31, 2016.

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

As of the periods ended June 30, 2017 and 2016, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30, 2017	June 30, 2016
Warrants to purchase common stock	988,004	980,004
Stock options to purchase common stock	742,700	267,700
Total	1,730,704	1,247,704

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

NOTE 4: NOTES PAYABLE

Notes payable and accrued interest as of June 30, 2017 and December 31, 2016 are as follows:

	Principal		Accrued Interest
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Business Development Loan	$248,793	$250,000	$-	$-
Convertible Notes Payable	325,000	275,000	13,206	3,322
Convertible Notes Payable to Related Parties	150,000	50,000	4,576	384
	$723,793	$575,000	$17,782	$3,706

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

Through September 30, 2017 and the year ended December 31, 2016, the Company issued a series of convertible notes with original principal balances of $200,000 and $325,000, respectively, all with the same terms as disclosed below. Of these notes $100,000 and $50,000, respectively, were issued to related parties. The notes and all accrued interest were due on March 31, 2018. The notes were secured by substantially all assets of the Company and had a stated interest rate of 6% per annum. The notes were convertible on demand at the greater of $5.00 per share or 90% of the active selling price of the Series A-1 Preferred Stock at the time of conversion. Notes totaling $450,000, of which $150,000 were to related parties, with accrued interest thereon of approximately $23,000 were converted to 80,832 shares of common stock on August 31, 2017, at a price of $5.85 per share, which represented 90% of the $6.50 per share price in the Regulation A Offering. Notes totaling $75,000 were repaid in cash along with accrued interest thereon of $354, $50,000 of which was repaid during the six months ended June 30, 2017.

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

On September 11, 2017, the Company borrowed $5,000 from a related party. No security was issued for the loan. The loan was meant to be a short-term advance and due on demand. The loan was repaid on October 26, 2017 and there is no interest associated with this advance.

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, no par value, of which 1,500,000 shares were designated as Series A-1 Preferred Stock. As of June 30, 2017 and December 31, 2016, there were no shares of Series A-1 Preferred Stock issued and outstanding.

The Series A-1 Preferred Stock is convertible at any time after issuance at the option of the holder into shares of common stock at the original issue price of the Series A-1 Preferred Stock. The Series A-1 Preferred Stock is also subject to mandatory conversion provisions upon an initial public offering raising $15 million or more and is not redeemable. To prevent dilution, the conversion price of the Series A-1 Preferred Stock is to be adjusted for any issuance of securities, excluding exempt securities, which change the number of shares of common stock outstanding. The Series A-1 Preferred Stockholders are entitled to equal voting rights to common stockholders on an as-converted basis and receive preference to the common stockholders upon liquidation. During the first two quarters of 2017, 245,100 shares of Series A-1 Preferred Stock were sold for cash proceeds of $1,225,500 in a Regulation D offering. Of these shares, 12,000 were issued to a related party. The Series A-1 Preferred Stock was converted to common stock as noted above.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, no par value, as of June 30, 2017 and December 31, 2016.

The Company has reserved a total of 2,000,000 shares of its common stock pursuant to equity incentive plans (see Note 6). The Company has 1,730,704 and 1,247,704 stock options and warrants outstanding as of June 30, 2017 and December 31, 2016, respectively.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The total grant date fair value of employee incentive stock options issued during the six-month period ended June 30, 2017 was $290,040. Employee stock-based compensation expense related to stock options included in general and administrative expenses for the three and six-month periods ended June 30 was $38,357 and $58,192 in 2017 and $12,051 and $24,055 in 2016, respectively.

As of June 30, 2017, 120,357 employee stock options were vested and 7,500 stock options previously issued to employees were forfeited.

Grants to non-employees are expensed at the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached and (ii) the date at which the counterparty’s performance is complete. For the NQSOs issued in 2017, performance was completed on the date of issue. The fair value of non-employee awards was $0, and $22,445 for the three and six-month periods ended June 30, 2017, respectively and $0 for the three and six months ended June 30, 2016, which is included in general and administrative expenses in the accompanying statements of operations.

2012 Employee Stock Benefit Plan

On May 1, 2017, the Company issued 8,000 warrants to a lobbying contractor with a strike price of $2.50 per share and a five-year life. The Black-Scholes variables used in assessing the fair value at the grant date were an expected life of 5 years, risk free interest rate of 1.84% and expected volatility of 21.34% resulting in a value of $0.57 per warrant. The total value of $4,550 was recorded as lobbying expense. As of June 30, 2017, the Company had issued warrants under its Seconded Amended and Restated 2012 Employee Stock Benefit Plan, exercisable immediately, for approximately 988,000 shares of Company common stock

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $10,100 per order for retail production vehicles and $42,000 per order for signature series vehicles for purposes of securing their vehicle production slot. As of June 30, 2017 and December 31, 2016, the Company’s balance of refundable deposits received was $427,167 and $386,035, respectively, which are refundable upon demand. Refundable deposits are included in current liabilities in the accompanying balance sheets. Production of retail vehicles is expected to begin in the first half of 2018; production of signature series vehicles has begun and the first delivery is scheduled for November 2017. When a customer's order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable and any additional deposit required must be paid prior to the start of the manufacturing process.  If the customer elects to proceed with their order, their deposit becomes no longer refundable. Customer deposits from related parties total $43,700 as of June 30, 2017 and December 31, 2016.

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

Total rent expense for the six-month periods ended June 30, 2017 and 2016, was $33,571 and $29,670, respectively.

Underwriter Agreement

In connection with its offering of common stock under Regulation A of the Securities Act (the “Regulation A Offering”), the Company agreed to issue the underwriter in the Regulation A Offering warrants, to purchase a number of shares of the common stock equal to 5.0% of the total shares of common stock sold in any closing of the Regulation A Offering, excluding shares purchased by investors sourced via alternative funding platforms (the “Underwriter Warrants”). The Underwriter Warrants are exercisable commencing on the Qualification Date (as such term is defined in the Underwriter Warrants) and have a term of five years. The Underwriter Warrants are not redeemable by the Company. The exercise price for the Underwriter Warrants will be the amount that is 15% greater than the offering price, or $7.475. In the fourth quarter of 2017, the Company granted 122,238 Underwriter Warrants earned in connection with the Regulation A Offering.

Litigation

The Company is involved in claims and litigation from time to time in the normal course of business. At June 30, 2017, Company management believes there are no pending matters that are expected to have a material adverse effect on the business of the Company, their financial condition, results of operations or cash flows.

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

Common Stock

During September 2017, the Company issued 2,936,757 shares of common stock in the Regulation A Offering at a public offering price of $6.50 per share. The Company received net proceeds of $18,031,525 in this closing after deducting underwriter commissions of $1,049,395 and escrow closing fees of $8,000. See Note 8 for fees paid to the underwriter in the Regulation A Offering.

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

2012 Employee Stock Benefit Plan

On September 20, 2017, 15,000 warrants issued to employees under the Company’s Second Amended and Restated Stock Benefit Plan were exercised in a cashless transaction resulting in the issuance of 13,846 shares of common stock.

See also Notes 4, 5 and 8 for additional subsequent events.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the SEC. In addition, such statements could be affected by risks and uncertainties related to:

●	overall strength and stability of general economic conditions and of the automotive industry more specifically, both in the United States and globally;

●	changes in consumer demand for, and acceptance of, our products;

●	changes in the competitive environment, including adoption of technologies and products that compete with our products;

●	our ability to generate consistent revenues;

●	our ability to effectively execute our business plan;

●	changes in the price of oil and electricity;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt on terms favorable to our company;

●	our ability to design, produce and market future vehicle models;

●	the number of reservations and cancellations for the SRK and our ability to deliver on those reservations;

●	our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

●	our ability to manage the distribution channels for our products, including our ability to successfully implement our direct to consumer distribution strategy;

●	costs and risks associated with litigation;

●	our ability to obtain and protect our existing intellectual property protections including patents;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;

●	interest rates and the credit markets;

●	our ability to maintain our Nasdaq listing; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2017 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of the Company included in our Form 1-A. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We design, develop, manufacture, and sell high-performance fully electric vehicles. Our goal is to devise new technologies and patterns of mobility that raise the bar for environmental efficiency, footprint and affordability. We plan to achieve our mission by replacing the global urban and suburban use of approximately 4,000 lb. internal combustion engine vehicles for regular daily trips with the SRK, a pure electric solution that is approximately a quarter of the weight, a third the cost to purchase and far more efficient than the U.S. fleet average passenger car. We continue to enhance our vehicle offerings with the Beta design which we expect to complete later this year and then deliver our first signature series vehicle with serial pilot production expected to begin in early 2018. We continue to increase our pre-orders in preparation for serial production of an estimated 2,000 units in 2018. As of June 30, 2017, we had 1,523 pre-orders representing an increase of 624, or 69.4%, from the 899 pre-orders as of June 30, 2016.

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

During the six months ended June, 2017, we issued 245,100 shares of Series A-1 Preferred Stock for aggregate gross proceeds of approximately $1,226,000 from our Regulation D offering and also received proceeds from the issuance of an aggregate of $200,000 of convertible debt.

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

On September 3, 2017, Arcimoto, Inc. entered into a Triple Net Lease for 30,000 square feet of commercial industrial office and manufacturing space in Eugene, Oregon. The lease began on October 1, 2017 and will terminate on March 31, 2021. Rent was $25,000 for the first month, then is $12,500 per month for months two through forty-one, and one dollar for month forty-two.

Management Opportunities, Challenges and Risks

Demand, Production and Capital

We are currently taking the knowledge we learned from the Alpha SRK vehicles to finalize the design of the Beta SRK Fun Utility Vehicle (“FUV”).  We believe we have broadened the appeal of our electric vehicles by improving range, performance and value, and we expect to introduce additional vehicle versions and functionality over time.  Overall, we expect that demand for our vehicles will continue to increase as more people drive and become aware of our vehicles, and as we strive to grow our customer sales and potentially offer less expensive vehicles than other electric vehicles in the market, and we continue to further develop our vehicle design.

We continue to make progress toward vehicle production and plan to outfit a facility to support vehicle production beginning in 2018.

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

Results of Operations

Three months ended June 30, 2017 versus three months ended June 30, 2016

Revenues

We had no revenue from the sale of our vehicles during the three-months ended June 30, 2017 and 2016.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our engineering and research teams, and prototyping materials expense. R&D expenses for the three months ended June 30, 2017 and 2016 were approximately $264,000 and $180,000, respectively. The primary reason for the increase in R&D expenses of $84,000, or 47%, is the increase in engineering salaries and wages of approximately $78,000.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with booking pre-orders and selling our high-performance fully electric vehicles. Sales and marketing expenses for the three months ended June 30, 2017 and 2016 were approximately $150,000 and $120,000, respectively. The primary reason for the increase in sales and marketing expenses of $30,000, or 25%, during the current quarter is the increase in public relations and marketing expense in preparation for a potential Regulation A offering.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services. G&A expenses for the three months ended June 30, 2017 were approximately $160,000 as compared to $111,000 for the same period last year representing an increase of approximately $49,000 or 45%. The primary reason for the increase in the current period was due to a $26,000 increase in non-cash compensation expense for the granting of employee stock options, a $20,000 increase for accrued vacation expense, and a $14,000 increase in insurance expense as compared to the prior period.

Interest Expense

Interest expense for the three months ended June 30 2017 was approximately $11,000 as compared to $3,000 during the three months ended June 30, 2016. The increase in interest expense was due to higher balances of outstanding debt during the current period.

Six months ended June 30, 2017 versus six months ended June 30, 2016

Revenues

We had no revenue from the sale of our vehicles during the six months ended June 30, 2017 and 2016. We did recognize grant revenue during the six months ended June 30, 2017 amounting to approximately $41,000. Revenues from grants are recognized in the period during which the conditions under the grant have been met and the Company has made payment for the related expense. There was no such grant revenue during the same period in the prior year. We believe the loss of such grant revenues will not have a material effect on the Company’s operations.

Operating Expenses

Research and Development Expenses

R&D expenses consist primarily of personnel costs for our engineering and research teams, and prototyping materials expense. R&D expenses for the six months ended June 30, 2017 and 2016 were approximately $532,000 and $447,000, respectively. The primary reason for the increase in R&D expenses of $85,000, or 19%, is the increase in engineering salaries and wages of approximately $137,000 offset by a decrease in contract labor of $14,000 and a reduction in R&D materials of approximately $44,000.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with booking pre-orders and selling our high-performance fully electric vehicles. Sales and marketing expenses for the six months ended June 30, 2017 and 2016 were approximately $235,000 and $273,000, respectively. The primary reason for the decrease in sales and marketing expenses during the six months ended June 30, 2017 of $38,000, or 14%, as compared to the prior period is the general decrease in advertising and marketing expenses as resources were directed to R&D to incorporate the knowledge learned from the customer validation into the Beta vehicle design.

General and Administrative Expenses

G&A expenses consist primarily of personnel and facilities costs related to executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services. G&A expenses for the six months ended June 30, 2017 were approximately $347,000 as compared to $207,000 for the same period last year representing an increase of approximately $140,000 or 68%. The primary reason for the increase in the current period was due to a $57,000 increase in non-cash compensation expense for the granting of employee stock options, a $46,000 increase for accrued vacation expense, a $5,000 increase in lobbying expenses, an $3,000 increase in professional services, and a $22,000 increase in insurance expense.

Interest Expense

Interest expense for the six months ended June 30, 2017 was approximately $21,000 as compared to a $3,000 during the six months ended June 30, 2016. The increase in interest expense was due to higher balances of outstanding debt during the current period.

Liquidity and Capital Resources

As of June 30, 2017, we had approximately $758,000 in cash and cash equivalents representing an increase of approximately $344,000 from December 31, 2016. Sources of cash are predominately from the sale of equity and convertible debt. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, may provide us with adequate liquidity based on our current plans. We may raise funds in the future, including potential equity or debt offerings, subject to market conditions and recognizing that we cannot be certain that additional funds would be available to us on favorable terms or at all. The amount and timing of funds that we may raise is undetermined and would vary based on a number of factors, including our liquidity needs as well as access to current and future sources of liquidity.

Our estimates for tooling and manufacturing capital expenditures for our planned SRK production facility will require approximately $10 million, which we expect to raise in future equity and/or debt offerings. We are currently in the process of evaluating our capital expenditure needs for the remainder of 2017.

For the six months ended June 30, 2017, we issued 245,100 shares of Series A-1 Preferred Stock for aggregate gross proceeds of approximately $1,226,000 in a Regulation D offering, of which 12,000 shares were sold to a related party.

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

During the six months ended June 30, 2017, cash used in operating activities was approximately $1,022,000 and was primarily a result of our net loss incurred of approximately $1,095,000, an increase in accounts receivable of $30,000, an increase in other current assets of $12,000 and an increase in inventories of $97,000 for materials for our electric vehicles partially offset by stock-based compensation of $85,000, an increase in accrued liabilities of $64,000 mainly for payroll related liabilities, an increase in accounts payable of $20,000, and an increase in customer deposits of $41,000 primarily as a result of SRK reservations.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling.  No cash was used in investing activities for the six months ended June 30, 2017 and 2016. The Company’s plan is to implement the manufacturing capital expenditures after future equity and/or debt financings.

Cash Flows from Financing Activities

During the six months ended June 30, 2017, net cash provided by financing activities was approximately $1,366,000 as compared to net cash provided by financing activities of approximately $285,000 during the six months ended June 30, 2016. Cash flows from financing activities during the six months ended June 30, 2017 consisted primarily of $1,226,000 in gross proceeds from our Regulation D offering in that period of 245,100 shares of Series A-1 Preferred Stock as well as proceeds from the issuance of convertible debt of $200,000. These proceeds were slightly offset by approximately $9,000 in offering costs and $51,000 repayment of principal. Cash flows from financing activities during the six months ended June 30, 2016 consisted primarily of the issuance of $250,000 in debt from the City of Eugene Business Development fund and approximately $45,000 in gross proceeds from our Regulation D offering of 9,200 shares of preferred stock offset by $10,000 in legal costs associated with our preparation for a Regulation A offering.

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

Based on the management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2017 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2017.

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of any changes in our internal controls over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act that occurred during the quarter ended June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there has not been any material change in our internal control over financial reporting occurred during the period ended June 30, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in claims and litigation from time to time in the normal course of business. At June 30, 2017, the management of the Company believes there are no pending matters that are expected to have a material adverse effect on the business of the Company, their financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

For information concerning risks associated with our business and industry and risks associated with an investment in our Common Stock, please refer to the “Risk Factors” section of our Form 1-A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2017, we issued 157,700 shares of Series A-1 Preferred Stock in a Regulation D offering for gross proceeds of Approximately $789,000. The proceeds were used to fund operations. In July 2017, these shares of Series A-1 Preferred Stock were converted into 315,400 shares of common stock

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.INS*	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: November 13, 2017	By:	/s/ Mark Frohnmayer
Mark Frohnmayer
Chief Executive Officer

