Form 10-Q
period 2017-09-30
Arcimoto Inc
filed 2017-11-20
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

As of November 20, 2017, there were approximately 15,872,001 shares of the registrant’s common stock issued and outstanding.

Arcimoto, Inc.

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ARCIMOTO, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$17,603,226	$414,405
Accounts receivable	500	583
Inventory	200,499	26,825
Other current assets	127,398	28,207
Total current assets	17,931,623	470,020

Property and equipment, net	6,799	8,805
Deferred offering cost	-	40,000

Total assets	$17,938,422	$518,825

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Current liabilities
Accounts payable	$168,588	$81,045
Accrued liabilities	119,002	102,776
Customer deposits	451,767	386,035
Notes payable	-	250,000
Related party note payable	5,000	-
Total current liabilities	744,357	819,856
Long-term convertible note payable	-	275,000
Long-term convertible notes payable to related parties	-	50,000
Total liabilities	744,357	1,144,856

Commitments and contingencies (Note 8)

Stockholders' equity (deficit):
Series A-1 preferred stock, no par value, 1,500,000 authorized, 0 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	-	-
Common stock, no par value, 20,000,000 authorized, 15,859,101 and 12,337,466 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	27,125,760	7,637,494
Additional paid-in capital	458,088	336,606
Accumulated deficit	(10,389,783)	(8,600,131)
Total stockholders' equity (deficit)	17,194,065	(626,031)

Total liabilities and stockholders' equity (deficit)	$17,938,422	$518,825

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Grant revenue	$-	$-	$40,580	$-

Operating expenses
Research and development	288,311	292,971	820,213	740,061
Sales and marketing	242,858	110,436	478,210	383,354
General and administrative	155,568	161,075	502,687	368,225
Total operating expenses	686,737	564,482	1,801,110	1,491,640

Loss from operations	(686,737)	(564,482)	(1,760,530)	(1,491,640)

Other income and expense
Interest expense	(9,261)	(3,444)	(30,611)	(6,867)
Other income, net	1,429	-	1,489	241
Net loss	$(694,569)	$(567,926)	$(1,789,652)	$(1,498,266)

Weighted-average common shares outstanding
- basic and diluted	13,181,828	9,957,884	12,773,830	9,957,884
Net loss per common share
- basic and diluted	$(0.05)	$(0.06)	$(0.14)	$(0.15)

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(1,789,652)	$(1,498,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,006	6,135
Stock-based compensation	121,482	36,215
Changes in operating assets and liabilities:
Accounts receivable	83	8,172
Inventory	(173,674)	(24,026)
Other current assets	(99,191)	19,947
Accounts payable	117,542	19,426
Accrued liabilities	39,093	99,587
Customer deposits	65,732	134,107
Net cash used in operating activities	(1,716,579)	(1,198,703)

FINANCING ACTIVITIES
Proceeds from sale of stock	20,314,421	299,945
Payment of offering costs	(1,289,021)	(10,000)
Proceeds from convertible notes payable to related parties	170,000	-
Repayment of convertible notes payable to related parties	(70,000)	-
Proceeds from convertible notes payable	100,000	250,000
Proceeds from note payable to related party	5,000	-
Repayment of notes payable	(325,000)	-
Net cash provided by financing activities	18,905,400	539,945

Net cash increase (decrease) for period	17,188,821	(658,758)

Cash at beginning of period	414,405	1,000,665
Cash at end of period	$17,603,226	$341,907

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,531	$6,867
Cash paid during the period for income taxes	$150	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Notes payable to related parties and accrued interest converted to common stock	$156,166	$-
Notes payable and accrued interest converted to common stock	$316,701	$-

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

Although the Company’s objective is to increase its revenues from the sales of its products within the next few years sufficient to generate positive operating and cash flow levels, there can be no assurance that the Company will be successful in this regard. The Company estimates it will need to raise approximately $10 million in additional capital in order to fund its operations, which it intends to obtain through debt and/or equity offerings. The Company intends to use the proceeds from any such offerings, including its Regulation A Offering (see Note 8) to fund the Company through the end of 2018. Funds on hand and any follow-on capital, if needed, will be used to invest in its business to expand sales and marketing efforts, enhance its current product by continuing research and development to bring the SRK to retail production, to build out a leased production facility, and fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2017, and the results of its operations and its cash flows for the nine-months ended September 30, 2017 and 2016. Results for the nine-months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Post-Qualification Offering Statement on Form 1-A (File No. 024-10710), filed with the SEC on September 18, 2017, as amended (“Form 1-A”).

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

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments. As of September 30, 2017 and December 31, 2016, the Company did not have any level 2 or level 3 instruments.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2017, Company’s cash and cash equivalents were deposited in two financial institutions and as of December 31, 2016, the Company’s cash and cash equivalents were deposited in one financial institution, which at times during both periods exceeded the federally insured limits.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Customer Deposits

Customer deposits are generally held in a separate deposit account. Revenue is not recognized on customer deposits until the vehicle is shipped to the customer.

Offering Costs

The Company accounts for offering costs in accordance with FASB ASC 340, “Other Assets and Costs.” Prior to the completion of an equity offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity (deficit) upon the completion of an equity offering or to expense if the offering is not completed. As of December 31, 2016, $40,000 offering costs were capitalized. As of September 30, 2017, all deferred offering costs were charged to stockholders’ equity upon the initial close of the Regulation A offering (see Note 5). As of September 30, 2017, offering costs charged to stockholders’ equity were $1,299,021 which includes the offering cost for the Regulation A Offering through the nine-months ended September 30, 2017.

Grant Revenue

Revenue from grant revenue is recognized in the period during which the conditions under the grant have been met and the Company has made payment for the related expense. Grant revenue of $0 and $40,580 for the three and nine-month periods ended September 30, 2017, respectively, and $0 for the three and nine-month periods ended September 30, 2016, are recorded as grant revenue in the accompanying financial statements. Grant revenue makes up 100% of revenue in each period. Management believes the loss of such revenues will not have a material effect on the Company’s operations.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method, “FIFO”) or market. Inventories consist of purchased electric motors, electrical storage and transmission equipment and component parts. Inventories consist almost entirely of raw materials and component parts as of September 30, 2017 and December 31, 2016. Work-in-progress as of September 30, 2017 was not significant.

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

As of the periods ended September 30, 2017 and 2016, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30, 2017	September 30, 2016
Warrants to purchase common stock	973,004	980,004
Stock options to purchase common stock	742,700	267,700
Total	1,715,704	1,247,704

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU-No. 2017-11, I “Accounting for Certain Financial Instruments With Down Round Features” and II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception.” The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the financial statements and disclosures.

In May 2017, FASB issued ASU-2017-09, “Compensation-Stock Compensation (Topic 718)–Modification Accounting” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU-2017-09 on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 4: NOTES PAYABLE

Notes payable and accrued interest as of September 30, 2017 and December 31, 2016 are as follows:

	Principal		Accrued Interest
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Business Development Loan	$-	$250,000	$-	$-
Convertible Notes Payable	-	275,000	-	3,322
Convertible Notes Payable to Related Parties	-	50,000	-	384
Note Payable to Related Party	5,000	-	-	-
	$5,000	$575,000	$-	$3,706

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

Through September 30, 2017 and the year ended December 31, 2016, the Company issued a series of convertible notes with original principal balances of $200,000 and $325,000, respectively, all with the same terms as disclosed below. Of these notes $100,000 and $50,000, respectively, were issued to related parties. The notes and all accrued interest were due on March 31, 2018. The notes were secured by substantially all assets of the Company and had a stated interest rate of 6% per annum. The notes were convertible on demand at the greater of $5.00 per share or 90% of the active selling price of the Series A-1 Preferred Stock at the time of conversion. Notes totaling $450,000, of which $150,000 were to related parties, with accrued interest thereon of approximately $23,000 were converted to 80,832 shares of common stock on August 31, 2017, at a price of $5.85 per share, which represented 90% of the $6.50 per share price in the Regulation A Offering. Notes totaling $75,000 were repaid in cash along with accrued interest thereon of $354, during the nine-months ended September 30, 2017.

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

NOTE 5: STOCKHOLDERS’ EQUITY (DEFICIT)

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, no par value, of which 1,500,000 shares were designated as Series A-1 Preferred Stock. As of September 30, 2017 and December 31, 2016, there were no shares of Series A-1 Preferred Stock issued and outstanding.

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

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, no par value, as of September 30, 2017 and December 31, 2016.

During September 2017, the Company issued 2,936,757 shares of common stock in the Regulation A Offering at a public offering price of $6.50 per share. The Company received net proceeds of $18,031,525 in this closing after deducting underwriter commissions of $1,049,395 and escrow closing fees of $8,000. See Note 8 for fees paid to the underwriter in the Regulation A Offering.

The Company has reserved a total of 2,000,000 shares of its common stock pursuant to equity incentive plans (see Note 6). The Company has 1,715,704 and 1,247,704 stock options and warrants outstanding as of September 30, 2017 and December 31, 2016, respectively.

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

The total grant date fair value of employee incentive stock options issued during the nine-month period ended September 30, 2017 was $290,040. Employee stock-based compensation expense related to stock options included in general and administrative expenses for the three and nine-month periods ended September 30 was $36,294 and $94,487 in 2017 and $12,160 and $36,215 in 2016, respectively.

As of September 30, 2017, 138,573 employee stock options were vested and 7,500 stock options previously issued to employees were forfeited.

Grants to non-employees are expensed at the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached and (ii) the date at which the counterparty’s performance is complete. For the NQSOs issued in 2017, performance was completed on the date of issue. The fair value of non-employee awards was $0, and $22,445 for the three and nine-month periods ended September 30, 2017, respectively and $0 for the three and nine-months ended September 30, 2016, which is included in general and administrative expenses in the accompanying statements of operations.

2012 Employee Stock Benefit Plan

On May 1, 2017, the Company issued 8,000 warrants to a lobbying contractor with a strike price of $2.50 per share and a five-year life. The Black-Scholes variables used in assessing the fair value at the grant date were an expected life of 5 years, risk free interest rate of 1.84% and expected volatility of 21.34% resulting in a value of $0.57 per warrant. The total value of $4,550 was recorded as lobbying expense. On September 20, 2017, 15,000 warrants issued to employees under the Company’s Second Amended and Restated Stock Benefit Plan were exercised in a cashless transaction resulting in the issuance of 13,846 shares of Company common stock. As of September 30, 2017, the Company had warrants outstanding under its Seconded Amended and Restated 2012 Employee Stock Benefit Plan, exercisable immediately, for approximately 973,000 shares of Company common stock.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $10,100 per order for retail production vehicles and $42,000 per order for signature series vehicles for purposes of securing their vehicle production slot. As of September 30, 2017 and December 31, 2016, the Company’s balance of refundable deposits received was $451,767 and $386,035, respectively, which are refundable upon demand. Refundable deposits are included in current liabilities in the accompanying balance sheets. Production of retail vehicles is expected to begin in the first half of 2018; production of signature series vehicles has begun and the first delivery is scheduled for November 2017. When a customer's order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable and any additional deposit required must be paid prior to the start of the manufacturing process.  If the customer elects to proceed with their order, their deposit becomes no longer refundable. Customer deposits from related parties total $43,700 as of September 30, 2017 and December 31, 2016.

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

Total rent expense for the nine-month periods ended September 30, 2017 and 2016, was $50,678 and $44,805, respectively.

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

Litigation

The Company is involved in claims and litigation from time to time in the normal course of business. At September 30, 2017, Company management believes there are no pending matters that are expected to have a material adverse effect on the business of the Company, their financial condition, results of operations or cash flows.

NOTE 9: SUBSEQUENT EVENTS

Common Stock

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

See also Note 8 for additional subsequent events.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2017 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of the Company included in our Form 1-A. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We design, develop, manufacture, and sell high-performance fully electric vehicles. Our goal is to devise new technologies and patterns of mobility that raise the bar for environmental efficiency, footprint and affordability. We plan to achieve our mission by replacing the global urban and suburban use of approximately 4,000 lb. internal combustion engine vehicles for regular daily trips with the SRK, a pure electric solution that is approximately a quarter of the weight, a third the cost to purchase and far more efficient than the U.S. fleet average passenger car. We continue to enhance our vehicle offerings with the Beta design which we expect to complete later this year and then deliver our first signature series vehicle with serial pilot production expected to begin in early 2018. We continue to increase our pre-orders in preparation for serial production of an estimated 2,000 units in 2018. As of September 30, 2017, we had 1,834 pre-orders representing an increase of 813, or approximately 80%, from the 1,021 pre-orders as of September 30, 2016. As of November 13, 2017, we had 2,008 pre-orders.

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

During the nine-months ended September 30, 2017, we issued 245,100 shares of Series A-1 Preferred Stock for aggregate gross proceeds of approximately $1,226,000 from our Regulation D offering and also received proceeds from the issuance of an aggregate of $275,000 of convertible debt.

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

We continue to make progress toward vehicle production and started to outfit a facility to support vehicle production beginning in 2018.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We plan to initiate serial production of our vehicles beginning in 2018.  Given this plan, our capital expenditure needs include capital costs for the tooling, production equipment and construction of the SRK Arcimoto production line.

We currently expect operating expenses to grow by approximately 30% in 2017 as compared to 2016.  This increase is driven by increased hiring for manufacturing engineering and production operations expected to begin later this year, and marketing and other non-capitalizable expenses associated with our Regulation A offering.  Although we continue to remain on track with our progress toward vehicle manufacturing, given the size and complexity of this undertaking, it is possible that future events could result in the cost of building and operating the production facility exceeding our current expectations and taking longer to bring online than we currently anticipate.

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

Results of Operations

Three months ended September 30, 2017 versus three months ended September 30, 2016

Revenues

We had no revenue from the sale of our vehicles during the three-months ended September 30, 2017 and 2016.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our engineering and research teams, and prototyping materials expense. R&D expenses for the three months ended September 30, 2017 and 2016 were approximately $288,000 and $293,000, respectively. The primary reasons for the decrease in R&D expenses of $5,000, or 2%, are a decrease in contract labor of $25,000, a decrease in training and related travel expenses of $8,000 and a decrease in materials expense of $26,000 as we allocate resources to our Signature Series inventory, offset by the increase in engineering salaries and wages of approximately $54,000.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with marketing the Regulation A offering and booking pre-orders and selling our high-performance fully electric vehicles. Sales and marketing expenses for the three months ended September 30, 2017 and 2016 were approximately $243,000 and $110,000, respectively. The primary reason for the increase in sales and marketing expenses of $133,000, or 121%, during the current quarter was due to a $103,000 increase in public relations, marketing and travel expenses in preparation for our Regulation A offering, a $16,000 increase is salary and labor expenses, and a $14,000 increase in lobbying expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executive, finance, human resources, information technology and legal matters, as well as litigation settlements and fees for professional and contract services. G&A expenses for the three months ended September 30, 2017 were approximately $156,000 as compared to $161,000 for the same period last year representing a decrease of approximately $5,000, or 3%. The primary reason for the decrease in the current period was due to a $47,000 decrease in accrued vacation expense, a $28,000 decrease in legal and other professional fees, a $4,000 decrease in property taxes, and a $9,000 decrease in insurance expense offset by a $69,000 increase in salary and wages and a $24,000 increase in non-cash compensation expense for the granting of employee stock options.

Interest Expense

Interest expense for the three months ended September 30, 2017 was approximately $9,000 as compared to $3,000 during the three months ended September 30, 2016. The increase in interest expense was due to higher balances of outstanding debt during the current period.

Nine months ended September 30, 2017 versus nine months ended September 30, 2016

Revenues

We had no revenue from the sale of our vehicles during the nine months ended September 30, 2017 and 2016. We did recognize grant revenue during the nine months ended September 30, 2017 amounting to approximately $41,000. Revenues from grants are recognized in the period during which the conditions under the grant have been met and the Company has made payment for the related expense. There was no such grant revenue during the same period in the prior year. We believe the loss of such grant revenues will not have a material effect on the Company’s operations.

Operating Expenses

Research and Development Expenses

R&D expenses consist primarily of personnel costs for our engineering and research teams, and prototyping materials expense. R&D expenses for the nine months ended September 30, 2017 and 2016 were approximately $820,000 and $740,000, respectively. The primary reason for the increase in R&D expenses of $80,000, or 11%, is the increase in engineering salaries and wages of approximately $191,000 offset by a decrease in contract labor of $38,000 and a reduction in R&D materials of approximately $70,000.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with marketing our Regulation A offering and booking pre-orders and selling our high-performance fully electric vehicles. Sales and marketing expenses for the nine months ended September 30, 2017 and 2016 were approximately $478,000 and $383,000, respectively. The primary reason for the increase in sales and marketing expenses during the nine months ended September 30, 2017 of $95,000, or 25%, as compared to the prior period is a $41,000 increase in public relations, marketing, and travel expenses in preparation for our Regulation A offering, a $33,000 increase is salary and labor expenses, and a $23,000 increase in lobbying expense.

General and Administrative Expenses

G&A expenses consist primarily of personnel and facilities costs related to executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services. G&A expenses for the nine months ended September 30, 2017 were approximately $503,000 as compared to $368,000 for the same period last year representing an increase of approximately $135,000, or 37%. The primary reason for the increase in the current period was due to a $81,000 increase in non-cash compensation expense for the granting of employee stock options, a $50,000 increase in salary and wages expenses, and a $6,000 increase in rent expense.

Interest Expense

Interest expense for the nine months ended September 30, 2017 was approximately $31,000 as compared to a $7,000 during the nine months ended September 30, 2016. The increase in interest expense was due to higher balances of outstanding debt during the current period.

Liquidity and Capital Resources

As of September 30, 2017, we had approximately $17,603,000 in cash and cash equivalents representing an increase of approximately $17,189,000 from December 31, 2016. Sources of cash are predominately from the sale of equity. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, may provide us with adequate liquidity based on our current plans. We may raise funds in the future, including potential equity or debt offerings, subject to market conditions and recognizing that we cannot be certain that additional funds would be available to us on favorable terms or at all. The amount and timing of funds that we may raise is undetermined and would vary based on a number of factors, including our liquidity needs as well as access to current and future sources of liquidity.

Our estimates for tooling and manufacturing capital expenditures for our planned SRK production facility will require approximately $10 million, which we expect to raise in future equity and/or debt offerings. We are currently in the process of evaluating our capital expenditure needs for the remainder of 2017.

For the nine months ended September 30, 2017, we issued 245,100 shares of Series A-1 Preferred Stock for aggregate gross proceeds of approximately $1,226,000 in a Regulation D offering, of which 12,000 shares were sold to a related party. In addition, during September 2017, we sold 2,936,757 shares of common stock in an initial closing of our Regulation A offering at a public offering price of $6.50 per share. We received net proceeds of approximately $18,032,000 in this closing after deducting underwriter commissions of approximately $1,049,000 and escrow closing fees of $8,000.

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

During the nine months ended September 30, 2017, cash used in operating activities was approximately $1,717,000, which was primarily the result of our net loss incurred of approximately $1,790,000, an increase in other current assets of $99,000 and an increase in inventories of $174,000 for materials for our electric vehicles partially offset by stock-based compensation of $121,000, an increase in accrued liabilities of $39,000 mainly for payroll related liabilities, an increase in accounts payable of $118,000, and an increase in customer deposits of $66,000 resulting from SRK reservations.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling.  No cash was used in investing activities for the nine months ended September 30, 2017 and 2016. The Company’s plan is to implement the manufacturing capital expenditures after future equity and/or debt financings.

Cash Flows from Financing Activities

During the nine months ended September 30, 2017, net cash provided by financing activities was approximately $18,905,000 compared to $540,000 during the nine months ended September 30, 2016. Cash flows from financing activities during the nine months ended September 30, 2017 consisted primarily of $19,088,000 in gross proceeds from our Regulation A offering of 2,936,757 share of Common Stock, $1,226,000 in gross proceeds from our Regulation D offering in that period of 245,100 shares of Series A-1 Preferred Stock as well as proceeds from the issuance of convertible debt of $275,000. These proceeds were slightly offset by approximately $1,289,000 in offering costs and $395,000 in repayments of notes payable. Cash flows from financing activities during the nine months ended September 30, 2016 consisted primarily of the issuance of $250,000 in debt from the City of Eugene Business Development fund and approximately $300,000 in gross proceeds from our Regulation D offering of 60,200 shares of preferred stock offset by $10,000 in legal costs associated with the preparation of our Regulation A offering.

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

Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2017 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2017.

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of any changes in our internal controls over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act that occurred during the quarter ended September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there has not been any material change in our internal control over financial reporting occurred during the period ended September 30, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in claims and litigation from time to time in the normal course of business. At September 30, 2017, the management of the Company believes there are no pending matters that are expected to have a material adverse effect on the business of the Company, their financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

For information concerning risks associated with our business and industry and risks associated with an investment in our Common Stock, please refer to the “Risk Factors” section of our Form 1-A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between October 13, 2016 and February 1, 2017, we issued notes payable in a Regulation D offering amounting to $450,000, of which $150,000 were to related parties. As of August 31, 2017, the notes had accrued interest of approximately $23,000. On August 31,2017, the notes were converted to 80,832 shares of Company common stock, at a price of $5.85 per share, which represented 90% of the $6.50 per share price in our Regulation A offering. Proceeds were used for operations and offering costs in preparation for our Regulation A offering.

On September 20, 2017, 15,000 warrants issued to employees under the Company’s Second Amended and Restated 2012 Stock Benefit Plan pursuant to Rule 701 of the Securities Act were exercised in a cashless transaction resulting in the issuance of 13,846 shares of common stock. As this was a cashless exercise, there were no proceeds to the Company.

Between September 19, 2017 and September 29, 2017, we sold 2,936,757 shares of common stock in the initial closing of our Regulation A offering at a public offering price of $6.50 per share. We received net proceeds of approximately $18,032,000 in this closing after deducting underwriter commissions of approximately $1,049,000 and escrow closing fees of $8,000.

On October 17, 2017, in a subsequent closing of our Regulation A offering, we sold 8,900 shares of common stock at a public offering price of $6.50 per share. We received net proceeds of approximately $56,000 in this closing after deducting underwriting commissions of approximately $2,000. W.R. Hambrecht & Co., LLC served as the sole underwriter in our Regulation A offering. Proceeds from our Regulation A offering will be used to support our operations and on capital expenditures primarily related to starting serial vehicle production.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Industrial Lease dated September 3, 2017 by and between Arcimoto, Inc. and 2034 LLC.	8-K	—	10.1	October 4, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: November 20, 2017	By:	/s/ Mark Frohnmayer
Mark Frohnmayer
Chief Executive Officer

