Form 10-K
period 2017-12-31
Arcimoto Inc
filed 2018-03-30
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-38213

ARCIMOTO, INC.

(Exact name of registrant as specified in its charter)

Oregon	26-1449404
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2034 West 2nd Avenue, Eugene, OR 97402

(Address of principal executive offices and zip code)

(541) 683-6293

(Registrant’s telephone number, including area code)

544 Blair Boulevard, Eugene, OR 97402

(Previous address of principal executive offices and zip code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange of which registered
Common Stock, no par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock and, therefore, the registrant cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 29, 2017 (based on the closing sale price of $4.01 per share on that date), was approximately $ 28,775,010. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 22, 2018 was 15,919,215.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders currently scheduled to be held on June 9, 2017 are incorporated by reference into Part III hereof.

Arcimoto, Inc.

FORM 10-K

For the Annual Period Ended December 31, 2017

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the SEC. In addition, such statements could be affected by risks and uncertainties related to:

●	overall strength and stability of general economic conditions and of the automotive industry more specifically, both in the United States and globally;

●	our ability to effectively execute our business plan and growth strategy;

●	unforeseen or recurring operational problems at our facility, or a catastrophic loss of our manufacturing facility;

●	our dependence on our suppliers;

●	the volatility of our stock price;

●	changes in consumer demand for, and acceptance of, our products;

●	changes in the competitive environment, including adoption of technologies and products that compete with our products;

●	our ability to generate consistent revenues;

●	our ability to design, produce and market our vehicles;

●	our reliance on key personnel;

●	changes in the price of oil and electricity;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt, if any, on terms favorable to our company;

●	the number of reservations and cancellations for our vehicles and our ability to deliver on those reservations;

●	our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

●	our ability to manage the distribution channels for our products, including our ability to successfully implement our direct to consumer distribution strategy and any additional distribution strategies we may deem appropriate;

●	our ability to obtain and protect our existing intellectual property protections including patents;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;

●	interest rates and the credit markets;

●	our ability to maintain our NASDAQ Capital Market listing; and

●	costs and risks associated with litigation; and other risks described from time to time in periodic and current reports that we file with the SEC.

The foregoing list does not contain all of the risks and uncertainties. Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws; we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

Item 1. Business

Overview

Arcimoto’s mission is to help catalyze the shift to a sustainable transportation system. Since our incorporation in November 2007, we have been engaged primarily in the design and development of ultra-efficient three-wheeled electric vehicles. Over the course of our first ten years, we designed built and tested eight generations of prototypes, culminating in the Fun Utility Vehicle® (“FUV”). The Fun Utility Vehicle is a pure electric solution that is approximately a quarter of the weight, takes up a third of the parking space of, and is dramatically more efficient than the average passenger car in the United States.

On September 21, 2017, we listed our shares of common stock on the Nasdaq Capital Market, following the conclusion of a Regulation A offering that netted $18.1 million, after offering costs. We anticipate using the proceeds of that offering to facilitate our transformation from a development-stage enterprise to production-stage venture.

Products

Arcimoto’s FUV® defines the Fun Utility Vehicle category. We believe the FUV will deliver a thrilling ride experience, exceptional maneuverability for two passengers with gear, optimal urban parkability, and ultra-efficient operation, at an affordable target base model price of approximately $11,900. We anticipate offering the FUV with several option packages to meet the needs of a variety of customers. Our plans call for escalating the scale of production through several distinct vehicle series:

Signature Series FUV

The Signature Series FUVs are station-built, low-volume (planned 10 units in total), high-cost vehicles that are intended for very early customers and for our own internal use. As of December 31, 2017, we have built and delivered two Signature Series FUVs to paying customers.

Beta Series FUV

The Beta Series FUVs are line-built, low-volume (planned 15 units in total), high-cost vehicles that are intended for key high-utilization fleet deployments, in order to accelerate in-market awareness and market validation of the FUV. Primary differences between the Signature and Beta Series FUVs include vacuum-formed plastic parts for all body panels, and retail production-intent components for substantial portions of the vehicle architecture, including the motors and motor controllers.

Pilot Series FUV

The Pilot Series FUVs are line-built, low-volume (planned 25 units in total), moderate-cost vehicles that are “retail production intent” (i.e. have frames and chassis manufactured using our automated production equipment), have substantially all parts sourced for higher-scale production, and are externally validated for regulatory compliance.

Retail Series FUV

The Retail Series FUVs are line-built, affordable vehicles intended for Arcimoto’s retail customers. We expect Arcimoto Retail Series production to commence upon compliance validation of the Pilot Series FUV. As of December 31, 2017, we had 2,234 pre-orders for Retail Series FUVs, representing an increase of 1,158, or approximately 108%, from the 1,076 pre-orders as of December 31, 2016. As of March 22, 2018, we had 2,421 pre-orders.

Autonomous Arcimoto

We envision the future autonomous Arcimoto to be one of the lowest cost, most efficient “last mile” (transport to and from public transportation) platform solutions for the robotically-driven world. Because we have planned our base model to be capable of taking drive, brake and steer commands “by wire” from third party hardware and software autonomous package solutions, we anticipate that our design will provide a ready foundation for the self-driving technology deployment. We imagine urban center transportation needs being served by small-form, ultra-efficient driverless GoGoMoto FUVs, which we believe will be one of the most appropriately designed machines for moving people in congested city centers. Our current design concepts are planned to be compatible with designated thoroughfares and future transportation network fleets.

Technology

Arcimoto’s technology platform enables the FUV vehicle. We anticipate that the Arcimoto Platform will comprise five core technologies:

●	Arcimoto Battery System: a set of patent-pending architectures for packaging lithium-ion batteries. Arcimoto’s battery technology has two main components: a novel high conductivity interconnect for mechanically and electrically interconnecting battery cells, and a novel cooling structure that we believe will reduce the cost and complexity of thermal management. As compared to some other approaches, we believe the Arcimoto Battery System will minimize overall battery system weight, material and assembly costs, and provide additional driving range for the customer.

●	FutureDrive: Arcimoto’s electric drive train technology. FutureDrive combines two electric motors, a custom dual-motor direct drive gearbox and vehicle power electronics.

●	Arcimoto Generation 8: the culmination of Arcimoto’s vehicle platform development efforts to date, which can comfortably accommodate two passengers and packages electric vehicle drive train components and vehicle body features in a lightweight, ultra-compact form. We have two issued utility patents covering novel aspects of the vehicle architecture and have a third utility patent application in process covering the specific advances made to the platform on Generation 8.

●	Arcimoto Switchboard: Arcimoto’s on-board and back-end service platform for data and controls. On the vehicle systems level, Switchboard controls the FUV’s auxiliary power system and tracks vehicle performance data over time, while providing the foundation for integration of autonomous driving capabilities. On the back end, Switchboard should allow for vehicle sharing services using the planned Arcimoto mobile app.

●

VCU: Currently in concept design, we plan to create a custom Vehicle Control Unit (VCU) to supervise the safety-critical electronic components in the FUV, and allow for future upgrades as well as torque-vectored motor control of the front wheels.

Distribution and Vehicle Sales

Arcimoto’s sales and distribution model is direct. Our customers will place vehicle orders on the Company’s website and the vehicle product will be delivered directly to the end user via common carrier or Company delivery vehicle. In the future, we plan to augment this direct web purchase process with small-footprint experience retail in select key markets. This retail model will give prospective customers a direct experience with the physical product before purchasing. Although our initial focus is on delivery to the U.S. market, we plan to expand worldwide in the future. We believe that the FUV is well-suited to European and emerging markets in terms of size, cost, capabilities and environmental efficiency.

We will deliver the initial FUVs to customers in the three west coast states of Washington, Oregon and California. This geography was chosen both for proximity to Arcimoto’s headquarters as well as for these states’ status as leading adopters for efficient transportation solutions. We are targeting the film and television capital of Southern California, Silicon Valley (the world’s leading technology hub), and the Pacific Northwest’s centers of sustainability leadership. According to the 2017 U.S. Department of Energy report titled "National Plug-In Electric Vehicle Infrastructure Analysis", the top seven urban areas for electric vehicle adoption are Los Angeles-Long Beach-Anaheim, CA; San Francisco-Oakland, CA; San Jose, CA; New York-Newark, NY-NJ-CT; Atlanta, GA; San Diego, CA; and Seattle, WA. Most of these areas lie within Arcimoto’s initial deployment region. Oregon and California are currently leading the nation in electric vehicle adoption and, as important, are acting aggressively on a governmental level to spur adoption. We believe targeting west coast states will allow Arcimoto to efficiently distribute the first production vehicles, result in lower costs of early product service, and provide an early-adoption region halo. Although we have pre-order reservations in all 50 states, California, Oregon, and Washington residents comprise almost half of the total. Once in Retail Series production, we plan to progress to nation-wide distribution.

Pursuant to this market-entry strategy, we delivered two Signature Series vehicles to paying customers, one in Oregon and one in California, in the fourth quarter of 2017. One of the two Signature FUVs was purchased by our Chief Executive Officer and Director. These vehicles were purchased through our Signature Series Program, with early adopters agreeing to pay in excess of our projected Retail Series price to get the first vehicles produced.

Vehicle Service and Warranty

The Company is pursuing three different models for service of the FUV:

Service-on-demand. Our initial model is on-demand and on-site vehicle service by Company technicians or a Company-authorized third party. Where this model is available, we intend for the Arcimoto mobile app to be able to summon service on-demand.

In-market partnership. The Company is currently reviewing potential partners located in our key distribution regions.

Retail facility service. We plan to employ Arcimoto service technicians at some of our retail locations. Customers near those retail locations would be able to deliver their vehicle to that location for service needs.

The Company expects to begin recording warranty reserves with the commencement of Retail Series production of the FUV in the second half of 2018. We plan to provide a warranty, based on the warranty in effect at the time of purchase, which will generally include certain production powertrain components and battery pack sales. We plan to accrue warranty reserves at the time a vehicle or production powertrain component is delivered to the customer. Warranty reserves will include management’s best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We will review our reserves quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense will be recorded as a component of cost of revenues in the statement of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date will be classified as current, while the remaining amount will be classified as long-term liabilities.

Manufacturing

In October 2017, we took possession of our new factory and immediately began retrofitting the space. In December 2017, all of our employees relocated to the space and we began operations there. To make the new factory usable for our purposes, we updated the building with new energy efficient lighting, remodeled the employee facilities and commenced installation of the manufacturing equipment. We anticipate the majority of our manufacturing equipment, key for reducing cost of most sheet metal and tube parts on the FUV, will be in place in mid-2018.

Governmental Programs, Incentives and Regulations

Many governmental standards and regulations relating to safety, fuel economy, emissions control, noise control, vehicle recycling, substances of concern, vehicle damage, recall, and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe, and elsewhere. In addition, manufacturing and other vehicle assembly facilities in the United States, Europe, and elsewhere are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances. In addition, regulations in this area are constantly evolving, especially with the entry of new vehicles into the market.

The most significant of the standards and regulations affecting us are discussed below:

Motor Vehicle Safety

The National Highway Traffic Safety Administration (the “NHTSA”) defines a motorcycle as “a motor vehicle with motive power having a seat or saddle for the use of the rider and designed to travel on not more than three wheels in contact with the ground.” In order for a manufacturer to sell motorcycles in the United States, the manufacturer has to self-certify to meet a certain set of regulatory requirements promulgated by the NHTSA in its Federal Motor Vehicle Safety Standards.

Arcimoto has contracted a regulatory compliance expert to ensure that the FUV production vehicles are designed to meet Federal Motor Vehicle Safety Standards requirements for motorcycles.

Operator’s License and Helmet Requirements

Since the FUV is a motorcycle by NHTSA definition, laws and regulations pertaining to the operation of a motorcycle and wearing a helmet apply to Arcimoto’s customers. As of December 31, 2017, five states required the use of helmets while operating an enclosed three-wheel vehicle if the operator is under a specified age (generally under 18, although one state requires a helmet if under the age of 21) and two states required the use of helmets regardless of age. However, the strong majority of states have some form of exemption for helmet requirements and motorcycle endorsements for three-wheeled vehicles. In our initial market states of California and Oregon, three wheeled vehicles that are “fully enclosed” or “enclosed cab” are exempt from helmet requirements and motorcycle endorsement requirements. Washington’s helmet law, by contrast, requires compliance with rollover safety regulations and the presence of a steering wheel to exempt riders. Arcimoto’s advocacy strategy is to work with state legislatures to advocate the normalization of these rules to reduce consumer confusion in the marketplace that comes from conflicting state-by-state regulations.

Pollution Control Costs

We are required to comply with stationary source air pollution, water pollution, and hazardous waste control standards that are now in effect or are scheduled to come into effect with respect to our future manufacturing operations. We do not yet have an estimate of the cost of compliance.

Motor Vehicle Manufacturer and Dealer Regulation

State laws regulate the manufacture, distribution, and sale of motor vehicles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to consumers in the state. Our distribution model may require that in some instances we have to obtain a dealer license, and we have applied for the appropriate license in our initial distribution states. In any event, we plan to conduct sales out of the state using our website, phone or mail. We do not yet have an estimate of the cost of compliance with motor vehicle manufacturer and dealer regulations.

Tesla Motors has faced considerable opposition in some states from existing motor vehicle dealer associations. We intend to work proactively in market entry points to ensure our direct business model is allowed. Because the Company’s products do not directly compete with typical existing motorcycle-class vehicles, we expect significantly less initial resistance from established motorcycle dealers.

We intend to pursue a legislative approach to amend current laws, which would permit motorcycle manufacturers to sell motorcycles directly to consumers in locales where such retail sales are currently prohibited. We expect that certain customers may be deterred from purchasing exclusively online.

We intend to initially focus advocacy efforts at the federal level and at the state level in the market launch states of Oregon and California for maintenance and improvement of purchase tax incentives. Although both state and national governments have moved aggressively to support the growth of the electric vehicle market, not all of these incentives apply or apply equally to motorcycle class vehicles. We intend to employ pilot ride-and-drive days as well as direct discussion to help educate lawmakers about the advantages of this new class of vehicles.

Competition

Nearly every major automotive manufacturer in the world is developing electric or ultra-efficient vehicles, and a handful of new entrants are doing the same. Further, the traditionally staid transportation marketplace is facing disruption from the rapid advent of new technologies: vehicle sharing, autonomous driving and the rapidly declining cost of energy storage.

The following case studies compare and contrast the approaches and products of adjacent market players with those of Arcimoto.

Tesla

Over the span of 14 years, Tesla Motors (“Tesla”) has advanced from a clean sheet startup to the undisputed electric car leader worldwide. Tesla adopted a sequential three-product development strategy to achieve the completion and release of the Model 3, its first mass-market adoptable vehicle. With over 400,000 reservations since it was unveiled on March 31, 2016, the Model 3 demonstrates both the pent-up demand for affordable, high-quality electric vehicles and the high price and performance sensitivity of the electric car marketplace.

We believe the FUV will take advantage of both of these market factors: with its target base model price of approximately $11,900, the FUV opens up the electric vehicle market to an even wider base of adopters, and its feature set and ride experience have been finely-tuned to the needs and desires of everyday drivers. Like Tesla, Arcimoto has adopted a direct sales model to provide both a lower cost of sales and a cohesive, hassle-free purchasing experience.

Elio Motors

Founded in 2009, Elio Motors (“Elio”) is developing a gas-powered three-wheeled vehicle. The key Elio platform advantages are efficiency and low cost: 84 MPG and a $7,450 projected price. Through a combination of online advertising and experience tours, Elio had garnered more than 65,000 preorders for its vehicle as of July 2017.

While we see Elio’s significant reservation traction as a positive indicator of the accelerating market interest in lightweight three-wheeled vehicles, we believe there are perils in their overall capital-intensive approach to this market space.

Our focus on a motorcycle-class product line and power-sport construction methods offer a market entry pathway with a small fraction of the capital intensity of either Tesla's “luxury-first” or Elio’s automotive-style product introduction strategies. Our capital-efficient approach has allowed us to bring the FUV from a clean sheet in 2007 to our recent delivery of first customer units and the build out of our production facility.

Uber, Lyft, Getaround, Zipcar, Waymo, etc.

Arcimoto’s long-term vision is to develop a low-cost, ultra-efficient platform for delivery, rideshare companies, and the autonomous fleets of the future. The rapid proliferation of app-capable mobile devices over the last decade, alongside advances in computing capability and artificial intelligence, have led to the rise of a slew of new models for vehicle ownership and sharing, from ride-hailing startups such as Uber and Lyft, to autonomous driving innovators including Waymo, Cruise Automation and Comma.ai.

As such, we see the advent of this new wave of transportation disruptors as offering a diverse range of partnership opportunities. For example, Arcimoto is currently engaged in a test program with Uber in Oregon, reviewing potential company policy changes to allow the FUV vehicle platform to participate in Uber Eats, their existing food delivery fleet. A successful collaboration would result in the launch of a fleet of vehicles to test how the ultra-efficient low cost FUV changes the Uber Eats revenue structure.

Toyota iRoad, Renault Twizy, Smart Car

Toyota and Renault have made initial forays into the urban vehicle market space with the iRoad and Twizy, respectively. Compared to both, we believe the FUV features a superior ride, higher top speed (classified as a “neighborhood electric vehicle”, the Twizy is limited to 25 miles per hour in the U.S. market), more aggressive industrial design and comparable cost and efficiency. We believe the FUV stays competitive on ecological footprint and wins on function, with a good range, comfortable seating for two, and delivery capability.

The Smart Fortwo further exemplifies the automotive approach to vehicle downsizing: after driving the electric version, Forbes vehicle analyst Matthew de Paula reflected that it “doesn’t handle like a small car should. The steering ratio is too slow. The brake and accelerator pedals are mushy and oddly positioned. The suspension can feel a bit ponderous and floaty. Some of that is by design. With such a short wheelbase, an overly edgy or aggressive ride could make the car unstable.”

While its overall length is similar to the Smart Fortwo, the FUV has a longer wheelbase and we believe the placement of mass elements gives the FUV the feel of a small sports car: agile, stable, smooth, zippy, and powerful. And although the Smart can technically fit when parked nose-in in parallel parking spots, many domestic jurisdictions do not allow automobile-class vehicles to park this way. With its motorcycle class and tapered reverse-trike form, the FUV also has a park-ability advantage over the Smart Car.

Intellectual Property

Patents

Our policy is to protect our competitive position by, among other methods, filing patent applications to protect technology and improvements that we consider important to the development of our business. We have generated several patents and expect this portfolio to continue to grow as we actively pursue additional technological innovation. As of December 31, 2017, we have three issued utility patents, two covering novel aspects of the vehicle architecture expiring in 2031 and 2035 and one covering Arcimoto’s novel dual-motor gearbox design expiring in 2035. The USPTO has sent the Company a Notice of Allowance for a fourth utility patent covering the advances made to the platform through the current model FUV and expiring in 2035. The Company has filed an additional non-provisional utility patent application covering advances in the dual-motor gearbox. We have also filed three utility patent applications related to the Arcimoto Battery System, an architecture for packaging lithium-ion batteries, covering novel approaches to battery cell interconnection, housing, and thermal management.

In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop a competitive position in the market for the FUV. Each of these patents, patent applications, and know-how are integral to the conduct of our business, the loss of any of which could have a material adverse effect on our business.

Trademarks

We own several trademarks that contribute to the identity and recognition of our Company and its products. Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse effect on our business. We have registered the following with the United States Patent and Trademark Office:

“The Everyday Electric” (mark consisting of standard characters without claim to any particular font, style, size or color) – registered on October 23, 2012, Registration number 4230594

“SRK” (mark consisting of standard characters without claim to any particular font, style, size or color) – registered on July 16, 2013, Registration number: 4369026

“ARCIMOTO” (mark consisting of standard characters without claim to any particular font, style, size or color) – application filed May 3, 2017, Trademark application serial number 87435643. This application is currently under examination.

“FUV” (mark consisting of standard characters without claim to any particular font, style, size or color) – registration applied for, no conflicting marks noted on office action received. Registration Number: 87166994. Statement of Use filed on August 31, 2017.

“Fun Utility Vehicle” (mark consisting of standard characters without claim to any particular font, style, size or color) – registration applied for, no conflicting marks noted on office action received. Registration Number: 87260318. Statement of Use filed on August 31, 2017.

Segment Information

We operate as one reportable segment which is the design, development, manufacturing and sales of electric vehicles.

Employees

Beginning in late 2017, following the completion of our Tier 2 Regulation A offering, we have focused on recruiting and hiring key staff to increase support of our existing design and engineering team, as well as our accounting team. Our new employees have enabled us to move faster in key areas to optimize parts for manufacturing. In addition, we have hired additional employees to focus on quality control of our manufacturing drawings by validating parts manufactured and assembled against drawing details. We also hired new employees in key positions along the chain of leadership and management of the engineering and operations departments. These new employees bring years of valuable experience to Arcimoto from the manufacturing sector. As of December 31, 2017, we had 34 full-time employees. None of our employees are represented by a labor union, and we consider our current relations with our employees to be good.

Geographic Areas

We operate solely in the United States. As such, we held substantially all our assets and generated all our revenue in the United States during the fiscal year ended December 31, 2017.

Corporate Information

We were originally formed on November 21, 2007 as WTP Incorporated, an Oregon Corporation. On December 29, 2011, we changed our name to Arcimoto, Inc. Our principal executive offices are located at 2034 West 2nd Ave., Eugene, Oregon 97402, and our phone number is (541) 683-6293. Our website address is www.arcimoto.com. The information on, or that can be accessed through, our website is not part of this report.

Executive Officers

The following table sets forth information concerning our executive officers as of March 30, 2018:

Name	Age	Position
Mark Frohnmayer	43	President, Chief Executive Officer and Chairman of the Board of Directors
Douglas M. Campoli	54	Chief Financial Officer, Treasurer and Secretary
Terry Becker	57	Chief Operating Officer and Director

Mark Frohnmayer – President, Chief Executive Officer and Chairman of the Board of Directors

Mark Frohnmayer has been our President, Chief Executive Officer and Chairman of our board of directors since our founding in November 2007. Previously, he was one of the founders of GarageGames.com, Inc., a software development company successfully sold to IAC, Inc. in 2007. Mr. Frohnmayer holds a B.S. in Electrical Engineering and Computer Science from UC Berkeley.

Douglas M. Campoli – Chief Financial Officer, Treasurer and Secretary

Douglas M. Campoli has been our Chief Financial Officer since June 2015. Prior to joining Arcimoto, he was the Founder of Strategic Financial Consulting from February 2013 to June 2015, providing financial consulting services for startup and existing businesses. From September 2012 to September 2013, Mr. Campoli was Chief Financial Officer of ManaFuel, bringing energy independence to Pacific Island Nations. From May 2007 to February 2011, he was Chief Financial Officer of GarageGames.com, Inc. From 2004 to May 2007, Mr. Campoli was Chief Financial Officer of SeQuential Biofuels, Inc. Prior to 2004, he held various financial positions at Genuity Inc. (previously GTE Internetworking) and AT&T Paradyne Corp. Mr. Campoli holds a B.S. in Business and Finance from the University of South Florida and an M.B.A. with a concentration in Finance from the University of Tampa.

Terry Becker – Chief Operating Officer and Director

Terry Becker has been a director since May 2015 and Chief Operating Officer since September 2017. From February 2014 to September 2017, Mr. Becker was Director of Engineering and Global Product Support at Peterson Pacific Corporation. Prior to that, from October 2012 to February 2014, Mr. Becker worked at the Company as its Engineering, Manufacturing and Operations Manager. From December 2008 to September 2012, Mr. Becker was the Deputy Director of Operations for an AeroTech segment of John Bean Technologies Corporation. Mr. Becker holds an A.S. degree in engineering physics from Loma Linda University and a B.S.in Mechanical Engineering from Walla Walla University.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Investors should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the financial statements and the related notes, before deciding to invest in shares of our common stock. If any of the following risks were to materialize, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and investors could lose part or all of their investment in our common stock.

The notes to our financials for the fiscal year ended December 31, 2017 and 2016 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

The notes accompanying our December 31, 2017 and 2016 audited financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

We are an early stage company and have not yet generated significant revenues.

We have incurred a net loss in each year since our inception, have ten years of operating history and have generated limited revenues since inception. Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment. Arcimoto was founded in 2007, and we have only recently delivered the first Signature Series vehicles. We intend in the longer term to derive substantial revenues from the sales of our vehicles, but we do not expect to start small scale Retail Series production of the FUV vehicles until the second half of 2018. Our vehicle requires significant investment prior to commercial introduction, and may never be commercially successful.

Unforeseen or recurring operational problems at our facility, or a catastrophic loss of our manufacturing facility, may cause significant lost or delayed production and adversely affect our results of operations.

Our manufacturing process could be affected by operational problems that could impair our production capability and the timeframes within which we expect to produce our vehicles. Our manufacturing facility contains high cost and sophisticated machines that are used in our manufacturing process. Disruptions or shut downs at our facility could be caused by:

●	maintenance outages to conduct maintenance activities that cannot be performed safely during operations;

●	prolonged power failures or reductions;

●	breakdown, failure or substandard performance of any of our machines or other equipment;

●	noncompliance with, and liabilities related to, environmental requirements or permits;

●	disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;

●	fires, floods, earthquakes, tornadoes, hurricanes, microbursts or other catastrophic disasters, national emergencies, political unrest, war or terrorist activities; or

●	other operational problems.

If our manufacturing facility is compromised or shut down, it may experience prolonged startup periods, regardless of the reason for the compromise or shutdown. Those startup periods could range from several days to several weeks or longer, depending on the reason for the compromise or shutdown and other factors. Any disruption in operations at our facility could cause a significant loss of production, delays in our ability to produce our vehicles and adversely affect our results of operations and negatively impact our customers. Further, a catastrophic event could result in the loss of the use of all or a portion of our manufacturing facility. Although we carry property insurance, our coverage may not be adequate to compensate us for all losses that may occur. Any of these events individually or in the aggregate could have a material adverse effect on our business, financial condition and operating results.

We may not be able to obtain adequate financing to continue our operations.

The design, manufacture, sale and servicing of vehicles is a capital-intensive business. At December 31, 2017 and 2016, our working capital (deficit) / surplus was approximately $13,348,000 and $(350,000), respectively. We have previously raised funds through equity investment and convertible notes to meet our cash needs, but there is no guarantee that our current cash reserves will be sufficient to become profitable or that we will be able to raise enough additional capital in the future to meet our ongoing cash needs until we become profitable. Our need to raise additional funds to reach our vehicle production goals and to be operationally cash flow positive is dependent on how quickly we can reduce the cost of our vehicles. We may raise additional funds in the future through the issuance of equity, equity-related, or debt securities or through obtaining credit from government or financial institutions. This capital may be necessary to fund ongoing operations, continue research, development and design efforts, establish sales centers, improve infrastructure, and make investments in tooling and manufacturing equipment. We cannot assure anyone that we will be able to raise additional funds when needed. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects would be materially and adversely affected.

If we are unable to effectively implement or manage our growth strategy, our operating results and financial condition could be materially and adversely affected.

As part of our growth strategy, we may open new manufacturing, retail, research or engineering facilities, expand our existing facility, add additional product lines or expand our businesses into new geographical markets. There is a range of risks inherent in such a strategy that could adversely affect our ability to achieve these objectives, including, but not limited to, the following:

●	the potential disruption of our business;

●	the potential for increased regulatory compliance;

●	the uncertainty that new product lines will generate anticipated sales;

●	the uncertainty that we may not be able to meet or anticipate consumer demand;

●	the uncertainty that a new business will achieve anticipated operating results;

●	the diversion of resources and management’s time;

●	our cost reduction efforts, which may not be successful;

●	the difficulty of managing the operations of a larger company; and

●	the difficulty of competing for growth opportunities with companies having greater financial resources than we have.

We depend on our senior management team, and the loss of one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers and other employees. We also rely on our leadership team in the areas of finance, research and development, marketing, services, and general and administrative functions, and on mission-critical individual contributors in sales and research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business.

None of our key employees is bound by an employment agreement for any specific term and we may not be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain executive officers and other key technology, sales, marketing, engineering, manufacturing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for sales people and for engineers with high levels of experience in designing and developing electric vehicles. The pool of qualified personnel with engineering or manufacturing experience and/or experience working with the electric vehicle market is limited overall and specifically in Eugene, Oregon, where our principal office is located. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have and are located in metropolitan areas that may attract more qualified workers.

In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the equity awards they are to receive in connection with their employment. Volatility in the price of our stock might, therefore, adversely affect our ability to attract or retain highly skilled personnel. Furthermore, the requirement to expense certain stock awards might discourage us from granting the size or type of stock awards that job candidates require to join our Company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Recent political trends in the United States have created new uncertainty regarding the continuation of the ATVMLP.

Recent announcements regarding budgeting and appropriations from the federal government have created uncertainty regarding whether the Advanced Technology Vehicles Manufacturing Loan Program (the “ATVMLP”) will continue to exist in its current form. We intend to submit an application to the ATVMLP in the second quarter of 2018. The ATVMLP program provides for low-cost loans that can be used to reequip, expand, or establish manufacturing facilities for advanced technology vehicles in the United States. There is no guarantee that we would receive such a loan and are not dependent on receiving such a loan. If we do not receive financing under the ATVMLP, we may be required to seek financing from other sources at terms that are not as favorable to us.

Future disruptive new technologies could have a negative effect on our business.

We are subject to the risk of future disruptive technologies. If new vehicle technologies (electric or otherwise) develop that are superior to our vehicles, or are perceived to be superior by consumers, it could have a material adverse effect on us.

The markets in which we operate are highly competitive, and we may not be successful in competing in these industries. We currently face competition from new and established domestic and international competitors and expect to face competition from others in the future, including competition from companies with new technology.

The worldwide vehicle market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. Many established automobile manufacturers such as Audi, BMW, Daimler, General Motors, Tesla, Toyota and Volvo, as well as other newer companies such as Elio, Sondors and Electra Meccanica, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles. In some cases, such competitors have announced an intention to produce electric vehicles exclusively now or at some point in the future. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, vehicle sales networks and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Increased competition could result in lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. Additionally, industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, we are not necessarily able to set our prices to offset higher costs. Continuation of or increased excess capacity could have a substantial adverse effect on our financial condition and results of operations.

Our success is dependent upon consumers’ willingness to adopt three-wheeled, tandem-seated two-passenger vehicles.

If we cannot develop sufficient market demand for three-wheeled vehicles, we will not be successful. Factors that may influence the acceptance of three-wheeled vehicles include:

●	perceptions about three-wheeled vehicles’ comfort, quality, safety, design, performance and cost;

●	the availability of alternative fuel vehicles, including plug-in hybrid electric and all-electric vehicles;

●	improvements in the fuel economy and cost of service of the internal combustion engine;

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline; and

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of transportation.

We may experience lower-than-anticipated market acceptance of our vehicles.

Although we have conducted some market research regarding our electric vehicles and accumulated approximately 2,234 pre-order reservation deposits as of December 31, 2017, many factors both within and outside our control, affect the success of new vehicles in the marketplace. At this time, it is difficult to measure consumers’ willingness to adopt electric vehicles as a mode of transportation, particularly three-wheeled electric vehicles. Offering fuel-efficient vehicles that consumers want and value can mitigate the risks of increasing price competition and declining demand, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, or other attributes) can exacerbate these risks. For example, if a new vehicle were to experience quality issues at the time of launch, the vehicle’s perceived quality could be affected even after the issues had been corrected, resulting in lower than anticipated sales volumes, market share, and profitability. Moreover, if a new vehicle is not accepted by consumers based on size, styling, or other attributes, we would experience lower than anticipated sales volumes, market share, and profitability.

Our distribution model may result in lower sales volumes.

Our present distribution model is different from the distribution models used by other vehicle manufacturers, except for Tesla Motors. Like Tesla, we plan to sell vehicles directly to our customers over the internet or via Company-owned retail stores, rather than through traditional dealer franchises. This direct sales model may result in lower sales due to customer reluctance to rely on web-based vehicle purchasing. We are unable to evaluate the effectiveness of our present distribution model and it may result in lower or higher sales volumes, market share, and profitability.

Additionally, we may not be able to sell our vehicles through this sales model in each state in the United States as some states have laws that may be interpreted to impose limitations on the direct-to-consumer sales of our vehicles. The application of these state laws to our operations is difficult to predict. Laws in some states will limit our ability to obtain dealer licenses from state motor vehicle regulators and may continue to do so in the future.

In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. In similar circumstances, Tesla has prevailed in many of these lawsuits and such results reinforce our continuing belief that state laws were not designed to prevent our distribution model. In some states, there have also been regulatory and legislative efforts by vehicle dealer associations to propose bills and regulations that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model. A few states have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or stores that we can operate. Tesla has also filed a lawsuit in federal court in Michigan challenging the constitutionality of the state’s prohibition on direct sales as applied to its business which has a similar distribution model to our business.

Internationally, there may be laws of which we are unaware of in jurisdictions we wish to enter that may restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time.

The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, reputational damage, or increased warranty costs may negatively affect our business.

Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging. Government safety standards also require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. Should we or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The costs associated with any protracted delay in new product launches necessary to remedy such defects, or the cost of recall campaigns or warranty costs to remedy such defects in vehicles that have been sold, could be substantial. Further, adverse publicity surrounding actual or alleged safety-related or other defects could damage our reputation and adversely affect sales of our vehicles.

We are dependent on our suppliers, the majority of which are single source suppliers, and the inability of these suppliers to deliver necessary components of our products in a timely manner at prices, quality levels, and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our financial condition and operating results.

Our products contain numerous purchased parts which we source globally from multiple direct suppliers, the majority of whom are currently single source suppliers. Any significant unanticipated demand or delays with our suppliers could require us to procure additional components in a short amount of time, and in the past we have also replaced certain suppliers because of their failure to provide components that met our quality control standards. While we believe that we will be able to secure additional or alternate sources of supply for most of our components in a relatively short time frame, there is no assurance that we will be able to do so or develop our own replacements for certain highly customized components of our products. If we encounter unexpected difficulties or delays with key suppliers, and if we are unable to fill these needs from other suppliers, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our products.

There is no assurance that suppliers will ultimately be able to meet our cost, quality and volume needs. Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport to our manufacturing facilities components at much higher volumes than we have experience with. If we are unable to accurately match the timing and quantities of component purchases to our actual production plans or capabilities, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may have to incur unexpected storage, transportation and write-off costs, which could have a material adverse effect on our financial condition and operating results.

We may be unable to accurately forecast our vehicle delivery needs, which could harm our business, financial condition and results of operations.

Arcimoto plans to deliver vehicles to Oregon, Washington, and California via its internal transportation resources, primarily trucks and trailers. However, we anticipate that we will reach a point when utilizing a third party common carrier for vehicle deliveries will become a necessity. Because of the significant investment in equipment and management to implement a third party common carrier vehicle delivery plan, it will be important to accurately forecast vehicle delivery volumes in advance. It will be difficult to predict, especially months in advance, when our vehicle delivery volumes and geographic expansion will require using a third party common carrier for vehicle deliveries and if we miscalculate this timing, it could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain the strength and value of our brand could have a material adverse effect on our business, financial condition and results of operations.

Our success depends, in part, on the value and strength of our brand. Maintaining, enhancing, promoting and positioning our brand, particularly in new markets where we have limited brand recognition, will depend largely on the success of our marketing and merchandising efforts and our ability to provide high-quality services, warranty plans, products and resources and a consistent, high-quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives, if we fail to comply with laws and regulations, if we are subject to publicized litigation or if our public image or reputation were to be tarnished by negative publicity. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers or third party providers of services or negative publicity related to members of management. Any of these events could hurt our image, resulting in reduced demand for our products and a decrease in net sales. Further, maintaining, enhancing, promoting and positioning our brands’ images may require us to make substantial investments in marketing and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.

We will be almost entirely dependent upon revenue generated from one product in the near-term, and our future success will be dependent upon our ability to design and achieve market acceptance of new vehicle models.

We currently have planned only one vehicle model, which will be available with an open sided base model with options for doors, air conditioning, extended battery range and other options. In the near term, our revenues will be almost completely dependent on revenue generated from sales of the FUV vehicle, with some additional revenue coming from customization options and maintenance servicing. There can be no assurance that we will be able to design future models of vehicles, or develop future services, that will meet the expectations of our customers, or that our future models will become commercially viable.

In addition, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. We have limited experience simultaneously designing, testing, manufacturing and selling vehicles. To date, we have focused our business on the development of a low-cost and high efficiency vehicle and have targeted a relatively narrow consumer group. We will need to address additional markets and expand our customer demographic to further grow our business. Our failure to address additional market opportunities could materially harm our business, financial condition, operating results and prospects.

We have experienced in the past, and may experience in the future, significant delays or other complications in the design, manufacture, launch and production ramp of our vehicle, which could harm our brand, business, prospects, financial condition and operating results.

We may experience launch, manufacturing and production ramp delays or other complications in connection with our vehicles. For example, we may underestimate the amount of time necessary for alpha and beta testing and design changes or design changes necessary for automated production like robotic welding which would delay the production of our vehicles. While we continue to make progress resolving such early issues, it is difficult to predict exactly how long it will take for all issues to be cleared or when further issues may arise. Any significant additional delay or other complication in the production of our vehicles or the development, manufacture, launch and production ramp of our future products, including complications associated with expanding our production capacity, supply chain or regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

Developments and improvements in alternative technologies such as hybrid engine or full electric vehicles or in the internal combustion engine, or continued low retail gasoline prices may materially and adversely affect the demand for our three-wheeled vehicles.

Significant developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways that we do not currently anticipate. If alternative energy engines or low gasoline prices make existing four-wheeled vehicles with greater passenger and cargo capacities less expensive to operate, we may not be able to compete with manufacturers of such vehicles.

Legal, Regulatory and Litigation Risks

Increased safety, emissions, fuel economy, or other regulations may result in higher costs, cash expenditures, and/or sales restrictions.

The motorized vehicle industry is governed by a substantial amount of government regulation, which often differs by state and region. Government regulation has arisen, and proposals for additional regulation are advanced, primarily out of concern for the environment, vehicle safety, and energy independence. In addition, many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers, and influencing the balance of payments. The cost to comply with existing government regulations is substantial, and future, additional regulations could have a substantial adverse impact on our financial condition.

Unusual or significant litigation, governmental investigations or adverse publicity arising out of alleged defects in our vehicles, or otherwise may derail our business.

We plan to ensure that we comply with governmental safety regulations, mobile and stationary source emissions regulations, and other standards. Compliance with governmental standards, however, does not necessarily prevent individual or class actions, which can entail significant cost and risk. In certain circumstances, courts may permit tort claims even where our vehicles comply with federal law and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards, whether related to our vehicles or business or commercial relationships, may require significant expenditures of time and other resources. Litigation also is inherently uncertain, and we could experience significant adverse results if litigation is ever brought against us. In addition, adverse publicity surrounding an allegation of a defect, regulatory violation or other matter (with or without corresponding litigation or governmental investigation) may cause significant reputational harm that could have a significant adverse effect on our sales.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face an inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates, which could have material adverse effect on our brand, business, prospects and operating results. Any lawsuit seeking significant monetary damages either in excess of our liability coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

Limited intellectual property protection may cause us to lose our competitive advantage and adversely affect our business.

We have been granted three utility patents, have been issued a Notice of Allowance on a fourth, and have filed four additional non-provisional utility patent applications that are currently pending. These patent applications and/or any patent applications we may file in the future may not be successful. To date, we have relied on copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect intellectual property rights to our technologies and vehicles. We typically enter into confidentiality or license agreements with employees, consultants, consumers and vendors in an effort to control access to and distribution of technology, software, documentation and other information. Policing unauthorized use of this technology is difficult and the steps taken may not prevent misappropriation of the technology. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. Such litigation could cause us to incur substantial costs and divert resources away from daily business, which in turn could materially adversely affect the business.

Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

Our future success and competitive position depends in part upon our ability to obtain or maintain certain proprietary intellectual property used in our principal products. This may be achieved, in part, by prosecuting claims against others who we believe are infringing our rights and by defending claims of intellectual property infringement brought by others. In the future we may commence lawsuits against others if we believe they have infringed our rights, or we may become subject to lawsuits alleging that we have infringed the intellectual property rights of others. For example, to the extent that we have previously incorporated third-party technology and/or know-how into certain products for which we do not have sufficient license rights, we could incur substantial litigation costs, be forced to pay substantial damages or royalties, or even be forced to cease sales in the event any owner of such technology or know-how were to challenge our subsequent sale of such products (and any progeny thereof). In addition, to the extent that we discover or have discovered third-party patents that may be applicable to products or processes in development, we may need to take steps to avoid claims of possible infringement, including obtaining non-infringement or invalidity opinions and, when necessary, re-designing or re-engineering products. However, we cannot assure you that these precautions will allow us to successfully avoid infringement claims. Our involvement in intellectual property litigation could result in significant expense to us, adversely affect the development of sales of the challenged product or intellectual property and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome in any such litigation, we may, among other things, be required to:

●	pay substantial damages;

●	cease the development, manufacture, use, sale or importation of products that infringe upon other patented intellectual property;

●	expend significant resources to develop or acquire non-infringing intellectual property;

●	discontinue processes incorporating infringing technology; or

●	obtain licenses to the infringing intellectual property.

We cannot assure you that we would be successful in any such development or acquisition or that any such licenses would be available upon reasonable terms, if at all. Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a material adverse effect on our business, results of operations and financial condition.

We may be affected by uncertainty over government purchase incentives.

Our vehicle cost thesis strongly benefits from purchase incentives at the state and national government levels. The existence or lack of tax incentives will affect the adoption velocity of our products in the marketplace. An inability to take advantage of tax incentives may negatively affect our revenues.

Motor vehicles, like those produced by Arcimoto, are highly regulated and are subject to regulatory changes.

We are aware that the National Highway Transportation Safety Administration is reviewing whether to adopt new safety regulations pertaining to three-wheeled motor vehicles. Currently, United States motorcycle regulations apply to such vehicles. New regulations could impact the design of our vehicles and our ability to produce vehicles, possibly negatively affecting our financial results. Additionally, state level regulations are inconsistent with regard to whether a helmet is required to operate an Arcimoto vehicle. Sales may be negatively impacted should any state alter its requirements with regard to customer use of helmets.

Risks Related to our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchase it.

The stock market generally, and our stock in particular, has experienced price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is new. From our Regulation A Offering on September 21, 2017 through December 31, 2017, the per share trading price of our common stock has been as high as $6.35 and as low as $2.54. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

●	changes to the electric car industry, including demand and regulations;

●	our ability to compete successfully against current and future competitors;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	sales of our common stock;

●	our ability to execute our growth strategy;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments; and

●	economic and other external factors.

In addition, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. These fluctuations might be even more pronounced in the new trading market for our stock. Additionally, securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition. On March 11, 2018, the Company was served with a Summons Notice of case number:  CGC-18-564904 John R Switzer vs W.R. Hambrecht & Co. LLC ET All including Arcimoto, Inc., its officers and directors. On March 28, 2018, the Company was served with another lawsuit entitled Jay Mendelson v. Arcimoto, Inc. et al., case number CGC-18-565324. Please see “Part I. Item 3, Legal Proceedings” of this Annual Report on Form 10-K for more information.

We may not be able to satisfy listing requirements of the NASDAQ Capital Market to maintain a listing of our common stock.

Our common stock is listed on the NASDAQ Capital Market and we must meet certain financial, liquidity and governance criteria to maintain such listing. If we fail to meet any of NASDAQ Capital Market’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the NASDAQ Capital Market may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

We rely on permitted exemptions from certain NASDAQ corporate governance standards, which may afford less protection to the holders of our common stock.

NASDAQ listing rules generally require a majority of a board of directors and all members of the audit committee of a listed company to be “independent directors” as defined thereunder. However, these rules are subject to a certain “phase-in” period for newly listed companies. We rely on the phase-in period for our board of directors that allows the board to not have a majority of independent directors until one year following our NASDAQ listing. We also rely on the phase-in period for the audit committee that allows the committee to include a minority of members who are not independent directors, until one year following our NASDAQ listing. Our reliance on this phase-in period may adversely affect the level of independent oversight over the management of our Company and therefore afford less protection to the holders of our common stock.

As a smaller reporting company, we are exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity;

●	in the case of an initial registration statement under the Securities Act, or the Exchange Act, for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

 As a smaller reporting company, we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements; we provide only two years of financial statements; we do not need to provide the table of selected financial data; and are not required to comply with Section 404(b) of the Sarbanes-Oxley Act, which requires our registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. These and certain other “scaled” disclosure provisions under SEC rules for smaller reporting companies could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

Because of our status as a smaller reporting company and an emerging growth company, you will not be able to depend on any attestation from our independent registered public accounting firm as to our internal control over financial reporting for the foreseeable future.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the Commission, the date we are no longer an emerging growth company as defined in the JOBS Act or the date we no longer qualify as a smaller reporting company. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future.

We have not yet finalized our internal controls policies and procedures over financial reporting.

We are in the process of developing and implementing more robust internal controls over financial reporting which is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if our management is unable to assert, when required, that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest, when required, to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We incur increased costs as a result of operating as a listed public company and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a listed public company, and particularly if at some point in the future we are no longer an emerging growth company and a smaller reporting company, we incur significant legal, accounting and other expenses that we have not incurred in the past. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Capital Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a listed public company or the timing of such costs.

Our shares are thinly traded on the NASDAQ Capital Market and an active market may never develop.

There is a very limited trading market for our common stock and we cannot ensure that an active market will ever develop or be sustained. In addition, the price of our common stock may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our Company due to, among other things, availability of sellers of our shares. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain our listing on the NASDAQ Capital Market and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

The preparation of our financial statements involves the use of estimates, judgments and assumptions, and our financial statements may be materially affected if such estimates, judgments or assumptions prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP”, typically require the use of estimates, judgments and assumptions that affect the reported amounts. Often, different estimates, judgments and assumptions could reasonably be used that would have a material effect on such financial statements, and changes in these estimates, judgments and assumptions may occur from period to period over time. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of assets and the timing and amount of cash flows from assets. These estimates, judgments and assumptions are inherently uncertain and, if our estimates were to prove to be wrong, we would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes could harm our business, including our financial condition and results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our financial statements and our business.

We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

You will experience future dilution as a result of future equity offerings.

We may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Although no assurances can be given that we will consummate a financing, in the event we do, or in the event we sell shares of common stock or other securities convertible into shares of our common stock in the future, additional and substantial dilution will occur. In addition, investors purchasing shares or other securities in the future could have rights superior to investors in prior offerings. Subsequent offerings at a lower price, often referred to as a “down round”, could result in additional dilution.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which would rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred securities in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return they may be able to achieve from an investment in our common stock.

Sales by our significant stockholders could have an adverse effect on the market price of our stock.

At least one of our stockholders, Mr. Frohnmayer, owns a significant amount of our common stock. If he were to sell all or a portion of his holdings of our common stock, the market price of our common stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in strong downward pressure on our stock price. Investors should be aware that they could experience significant short-term volatility in our stock if such stockholders decide to sell all or a portion of their holdings of our common stock at once or within a short period of time.

Provisions in our restated certificate of incorporation and amended and restated bylaws and Oregon law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our certificate of incorporation and bylaws and Oregon law might discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions might also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

●	limitations on the ability of stockholders to call special meetings;

●	the inability of stockholders to cumulate votes at any election of directors; and

●	the ability of our board of directors to make, alter or repeal our bylaws.

Our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval. In addition, Section 60.835 and Section 60.840 of the Oregon Revised Statutes prohibits a publicly held Oregon corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% or more of our voting stock, at any time within the preceding three-year period, unless the business combination is approved in a prescribed manner.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors are willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our Company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

If securities industry analysts do not publish additional research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock will be influenced in part by any research reports that securities industry analysts publish about us. To date, we have been covered by one research analyst. We may not obtain any future research coverage by additional securities industry analysts. In the event we are covered by additional analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage on us, the market price and market trading volume of our common stock could be negatively affected.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Properties

As of December 31, 2017, we occupied approximately 1,700 square feet of office area, 32,000 square feet of warehouse space and 125,000 square feet of asphalt paving and undeveloped greenfield. The space is under lease expiring in 2021. We believe that our current facilities are sufficient for our needs. We may add other facilities or expand existing facilities as we expand our employee base and geographic markets in the future, and we believe that suitable additional space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

On March 11, 2018, we were served with a lawsuit entitled John R Switzer vs W.R. Hambrecht & Co. LLC et al., case number: CGC-18-564904, filed in San Francisco County Superior Court in the State of California.  In this action, we have been named as defendants along with our directors and certain executive officers at the time of the completion of our Regulation A offering on September 21, 2017. The action purports to be a class action on behalf of all those who purchased our common stock in our Regulation A offering alleging violations of Section 12(a)(2) and Section 15 of the Securities Act of 1933, as amended.  The plaintiff is seeking damages in an unspecified amount to be proven at trial. In addition, On March 28, 2018, we were served with another lawsuit entitled Jay Mendelson v. Arcimoto, Inc. et al., case number CGC-18-565324, filed in San Francisco County Superior Court in the State of California. In this action we have also been named as a defendant along with our directors and certain executive officers at the time of the completion of our Regulation A offering on September 21, 2017.  The factual allegations and alleged violations are substantially similar to the Switzer action and the plaintiff is also seeking damages in an unspecified amount to be proven at trial. We believe these lawsuits are without merit and we intend to vigorously defend these actions in court.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

None.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2017, should be read together with our financial statements and related notes included elsewhere in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We design, develop, manufacture, and sell ultra-efficient fully electric vehicles. We achieved limited production and delivered our first Signature Series vehicles at the end of 2017, with continued Signature Series vehicle limited production and delivery planned for the first half of 2018. We anticipate that Beta, Pilot and Retail Series small scale production will follow later in the year.

On July 21, 2017, we effected a two-for-one common stock split and increased our authorized common shares to 20,000,000. On July 25, 2017, a majority of the Series A-1 Preferred stockholders voted to convert all 1,434,891 shares of Series A-1 Preferred Stock to 2,869,782 common shares. The July 21, 2017 two-for-one common stock split resulted in a conversion rate of two shares of common stock for each one share of Series A-1 Preferred Stock. In accordance with SEC reporting guidelines, the retrospective application of the stock split has been applied to historical financial information, and the Series A-1 Preferred to common stock conversion was reflected in the accompanying financial statements as if it occurred as of December 31, 2016.

During the year ended December 31, 2017, we issued 245,100 shares of Series A-1 Preferred Stock for aggregate gross proceeds of approximately $1,226,000 from our Regulation D offering and also received proceeds from the issuance of an aggregate of $270,000 of convertible debt.

During September and October 2017, we issued 2,945,657 shares of common stock in a Regulation A offering at a public offering price of $6.50 per share for net proceeds of approximately $18,087,640 after deducting Underwriter commissions of approximately $1,051,131 and Escrow closing fees of $8,000. Also, on October 4, 2017, we issued 4,000 common shares at a cost of $5.25 per share to a vendor in exchange for $21,000 of video production services.

On September 3, 2017, Arcimoto, Inc. entered into a Triple Net Lease for 30,000 square feet of commercial industrial office and manufacturing space in Eugene, Oregon. The lease began on October 1, 2017 and will terminate on March 31, 2021. Rent was $25,000 for the first month, then $12,500 per month for months two through forty-one, and one dollar for month forty-two.

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Demand for the Retail Series Arcimoto FUV continued to increase throughout 2017. As of December 31, 2017, we had 2,234 FUV pre-orders with small refundable deposits, representing an increase of 1,158, or approximately 108%, from the 1,076 pre-orders as of December 31, 2016. As of March 22, 2018, we had 2,421 pre-orders.

Although we initially contemplated producing approximately 2,000 vehicles in the eighteen months following the closing of our Regulation A offering, management decided to slow the rollout of FUVs post-offering by reducing the total number of vehicles that we anticipate producing in 2018. Our decision was based, in part, on the following factors that became apparent to us later in the fourth quarter 2017:

1.	The substantial public support we received in our Regulation A offering in September and October 2017 allowed us to begin significant portions of the Phase 2 production preparations which we originally contemplated would not commence until twelve months after the closing of our offering. The Phase 2 manufacturing process requires additional up-front time to build out the manufacturing facility and redesign the FUV’s upper frame for robotic mass production. Because we anticipate profitability will only be achieved with the margins and volumes possible utilizing the Phase 2 automated manufacturing processes, limiting the number of vehicles built prior to these Phase 2 processes coming online keeps us true to our commitment to capital efficiency.

2.	We experienced a delay in receiving key, single-source component parts from our suppliers of motors, motor controllers, and batteries that were expected in the fourth quarter 2017. Some of these materials were not received until the end of first quarter 2018.

3.	The manufacture of the first two Signature Series vehicles took longer than anticipated, due primarily to the fitting of body panel parts. We are currently using the knowledge we glean from the initial manufacturing processes used in the production of our first Signature Series vehicles to optimize and finalize the design and manufacturing processes for the Beta and Pilot Series FUVs. As a venture that embraces continuous improvement we will always strive to improving our designs and manufacturing processes.

We anticipate that the procedure to achieve full Phase 2 Retail Series production involves orchestrating many moving parts: scale production supply chain, vehicle design finalization, and key component robotic manufacture. We believe that the adjustments we have made to our plan to scale production more closely aligns each of these objectives, and will enhance our chances to achieve profitability sooner than if we had stayed with the sequencing we originally contemplated.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We anticipate initiating Retail Series production beginning in the second half of 2018. Given this plan, our capital expenditure needs include capital costs for the tooling, production equipment and construction of the FUV Arcimoto production line.

Operating expenses grew by approximately 75% in 2017 as compared to 2016. This increase was driven by increased hiring for manufacturing engineering and production operations which began at the end of 2017, and marketing and other non-capitalizable expenses associated with our Regulation A offering. Although we continue to remain on track with our progress toward vehicle manufacturing, given the size and complexity of this undertaking, it is possible that future events could result in the cost of building and operating the production facility exceeding our current expectations and taking longer to bring online than we currently anticipate.

New Accounting Pronouncements

See Note 3 “Summary of Significant Accounting Policies” to our Financial Statements included under Part I, Item 1 of this Annual Report on Form 10-K which includes a discussion of recent accounting pronouncements that may impact us.

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

For a description of our critical accounting policies and estimates, please refer to the “Summary of Significant Accounting Policies” in Note 3 of this Annual Report on Form 10-K.

Results of Operations

Year ended December 31, 2017 versus year ended December 31, 2016

Revenues

We had total revenue of approximately $127,000 in 2017 as compared to no revenue in 2016. Sources of revenue were $84,000 from the sale of our vehicles of which $42,000 was with a related party, approximately $2,000 from merchandise sales, and we also recognized grant revenue during the year ended December 31, 2017 amounting to approximately $41,000. Revenues from grants are recognized in the period during which the conditions under the grant have been met and the Company has made payment for the related expense. There was no such grant revenue during the same period in the prior year. We believe the loss of such grant revenues will not have a material effect on the Company’s operations.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our engineering and research teams, and prototyping materials expense. R&D expenses for the years ended December 31, 2017 and 2016 were approximately $1,451,000 and $975,000, respectively. The primary reason for the increase in R&D expenses of $476,000, or 49%, resulted from an increase in engineering salaries and benefits of approximately $340,000 and an increase in R&D materials expense of approximately $109,000.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with marketing our Regulation A offering and booking pre-orders and selling our high-performance fully electric vehicles. Sales and marketing expenses for the years ended December 31, 2017 and 2016 were approximately $828,000 and $472,000, respectively. The primary reasons for the increase in sales and marketing expenses during the year ended December 31, 2017 of $356,000, or 75%, as compared to the prior period was an $185,000 increase in public relations, marketing, and travel expenses in preparation for our Regulation A offering, an $103,000 increase is salary and benefits expenses, and a $71,000 increase in lobbying expense.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executive, finance, human resources, information technology and legal organizations, as well as litigation settlements and fees for professional and contract services. G&A expenses for the year ended December 31, 2017 were approximately $1,064,000 as compared to $460,000 for the same period last year, representing an increase of approximately $604,000, or 131%. The primary reason for the increase in the current period was due to an $80,000 increase in non-cash compensation expense for the granting of employee stock options, an $135,000 increase in expenses associated with being a listed company (investor relations, insurance, and professional fees), a $210,000 increase in salary and benefits expenses, a $56,000 increase in rent and utilities associated with the new facility, a $50,000 increase in facilities maintenance expense, a $46,000 increase in computer expense associated with new hiring and moving into the new facility, a $19,000 increase in travel, and a $12,000 increase in depreciation expense.

Interest Expense

Interest expense for the year ended December 31, 2017 was approximately $34,000 as compared to $13,000 during the year ended December 31, 2016. The increase in interest expense was due to higher balances of outstanding debt during 2017.

Liquidity and Capital Resources

As of December 31, 2017, we had approximately $7,824,000 in cash and cash equivalents and another $6,247,000 in certificates of deposits with maturities between three and nine months representing an increase in cash and cash equivalents and certificate of deposits of approximately $13,657,000 from December 31, 2016. Sources of cash are predominantly from the sale of equity. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, may provide us with adequate liquidity in the event we are able to achieve the product cost reductions in our current plans. We may raise funds in the future, including potential equity or debt offerings, subject to market conditions and recognizing that we cannot be certain that additional funds would be available to us on favorable terms or at all. The amount and timing of funds that we may raise is undetermined and would vary based on a number of factors, including our liquidity needs as well as access to current and future sources of liquidity.

Our estimates for tooling and manufacturing capital expenditures for our current FUV production facility will require approximately $5,000,000, of which approximately $2,445,000 was expended during the fourth quarter of 2017. We anticipate utilizing the remaining $2,600,000 during the first half of 2018.

For the year ended December 31, 2017, we issued 245,100 shares of Series A-1 Preferred Stock for aggregate gross proceeds of approximately $1,226,000 in a Regulation D offering, of which 10,000 shares were sold to a related party. In addition, During September and October 2017, we issued 2,945,657 shares of common stock in a Regulation A offering at a public offering price of $6.50 per share for net proceeds of approximately $18,087,640 after deducting underwriter commissions of approximately $1,051,131 and escrow closing fees of $8,000. Also, on October 4, 2017, we issued 4,000 common shares at a cost of $5.25 per share to a vendor in exchange for $21,000 of video production services.

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash outflows to support the growth of our business in areas such as research and development, sales and marketing and general and administrative expenses. Our operating cash flows are also affected by our working capital needs to support personnel related expenditures, accounts payable and other current assets and liabilities.

During the year ended December 31, 2017, cash used in operating activities was approximately $3,344,000, which was primarily the result of our net loss incurred of approximately $3,315,000, an increase in other current assets of $373,000 and an increase in inventories of $168,000 related to materials for our electric vehicles. These increases in cash outflows were partially offset by an increase in stock-based compensation of $204,000, an increase in accrued liabilities of $176,000 mainly for payroll related liabilities, an increase in accounts payable of $98,000, and a net increase in customer deposits of $14,000.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relates to the purchases of certificates of deposits and capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the year ended December 31, 2017, the Company purchased approximately $6,247,000 of certificates of deposits and invested approximately $1,960,000 in manufacturing equipment and tooling. The Company had no such purchases of certificates of deposits or capital expenditures in 2016.

Cash Flows from Financing Activities

During the year ended December 31, 2017, net cash provided by financing activities was approximately $18,961,000 compared to $1,033,000 during the year ended December 31, 2016. Proceeds from the issuance of common stock during the year ended December 31, 2017 were approximately $20,372,000 which consisted of $19,146,000 in gross proceeds from our Regulation A offering of 2,945,657 shares of common stock and $1,226,000 in gross proceeds from our Regulation D offering in that period of 245,100 shares of Series A-1 Preferred Stock. In addition, we received proceeds from the issuance of convertible debt and a note payable of $275,000. These proceeds were slightly offset by approximately $1,286,000 in offering costs and $400,000 in repayments of notes payable. Cash flows from financing activities during the year ended December 31, 2016 consisted primarily of the issuance of $275,000 in convertible notes payable, $250,000 in debt from the City of Eugene Business Development fund and approximately $468,000 in gross proceeds from our Regulation D offering of 93,800 shares of preferred stock offset by $10,000 in legal costs associated with the preparation of our Regulation A offering.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is set forth in the Financial Statements and Notes thereto beginning at page F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies. In addition, this annual report does not include an attestation report of our registered public accounting firm regarding internal control of financial reporting pursuant to rules of the SEC regarding smaller reporting companies and emerging growth companies.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Mark Frohnmayer, our President and Chief Executive Officer, and Douglas M. Campoli, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

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

Based on the management’s evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2017 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2017.

(b)	Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of any changes in our internal controls over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f)) under the exchange Act that occurred during the quarter ended December 31, 2017. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that there has not been any material change in our internal control over financial reporting occurred during the period ended December 31, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2018 Annual Meeting of Stockholders currently scheduled to be held on June 9, 2018 which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The members of our Audit Committee are Terry Becker, Thomas Thurston and Jeff Curl. Our board of directors has determined that of the members of the Audit Committee, Messrs. Thurston and Curl are independent within the meaning of the NASDAQ Stock Market listing rules and meet the additional test for independence for audit committee members imposed by Securities and Exchange Commission regulation and the NASDAQ Stock Market listing rules. We are relying on the phase-in rules of the SEC and NASDAQ with respect to the independence of our audit committee. These rules require us to have an audit committee that has at least one independent member by the NASDAQ Stock Market listing date, a majority of independent members within 90 days after the listing date, and all independent members within one year thereafter. Our board has also determined that Mr. Curl is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

We have adopted a code of ethics relating to the conduct of our business by all of our employees, officers, and directors. The code of ethics is posted on our website, www.arcimoto.com.

The information required by this Item concerning our executive officers is included in Part I of this Annual Report on Form 10-K.

The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation” and “Director Compensation” in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the indicated information as of December 31, 2017 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Arcimoto, Inc. Second Amended and Restated 2012 Employee Stock Benefit Plan	973,004	$0.593	11,996
Arcimoto, Inc. Amended and Restated 2015 Stock Incentive Plan	984,200	$2.709	15,800
Total	1,957,204	$1.657	27,796

As of December 31, 2017, our equity compensation plans consisted of the Arcimoto, Inc. Second Amended and Restated 2012 Employee Stock Benefit Plan and the Arcimoto, Inc. Amended and Restated 2015 Stock Incentive Plan, which were approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Relationships and Related-Party Transactions” and “Corporate Governance Matters” in the proxy statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information under the section captioned “Audit Committee Report” in the proxy statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements.

See index to financial statements on page F-1 of this Annual Report.

2. Financial Statement Schedules.

All other schedules called for under regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(b) Exhibits.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Arcimoto, Inc.	1-A	024-10710	2.1	August 8, 2017
3.2	Second Amended and Restated Bylaws of Arcimoto, Inc.	1-A	024-10710	2.2	August 8, 2017
10.1	Industrial Lease dated September 3, 2017 by and between Arcimoto, Inc. and 2034 LLC.	8-K	—	10.1	October 4, 2017
10.2	Arcimoto, Inc. Second Amended and Restated 2012 Employee Stock Benefit Plan#	1-A	024-10710	2.2	August 8, 2017
10.3	Arcimoto, Inc. Amended and Restated 2015 Stock Incentive Plan#	1-A	024-10710	2.2	August 8, 2017
23.1	Consent of dbbmckennon, Independent Registered Certified Public Accounting Firm.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#       Management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

Financial Statements

December 31, 2017 and 2016

ARCIMOTO, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcimoto, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arcimoto, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has earned limited revenues from its intended operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon

We have served as the Company’s auditor since 2016.

Newport Beach, California

March 30, 2018

ARCIMOTO, INC.

BALANCE SHEETS

DECEMBER 31, 2017 and 2016

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$7,824,109	$414,405
Certificates of deposit	6,246,850	-
Accounts receivable	500	583
Inventory	194,525	26,825
Other current assets	401,160	28,207
Total current assets	14,667,144	470,020

Property and equipment, net	2,434,026	8,805
Deferred offering cost	-	40,000

Total assets	$17,101,170	$518,825

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Current liabilities
Accounts payable	$663,773	$81,045
Accrued liabilities	255,758	102,776
Customer deposits	399,967	386,035
Notes payable	-	250,000
Total current liabilities	1,319,498	819,856
Long-term convertible notes payable	-	275,000
Long-term convertible notes payable to related party	-	50,000
Total liabilities	1,319,498	1,144,856

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Series A-1 preferred stock, no par value, 1,500,000 authorized, 0 issued and outstanding as of December 31, 2017 and 2016.	-	-
Common stock, no par value, 20,000,000 authorized, 15,872,001 and 12,337,466 issued and outstanding as of December 31, 2017 and 2016, respectively.	27,177,790	7,637,494
Additional paid-in capital	519,340	336,606
Accumulated deficit	(11,915,458)	(8,600,131)
Total stockholders’ equity (deficit)	15,781,672	(626,031)

Total liabilities and stockholders’ equity (deficit)	$17,101,170	$518,825

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	2017	2016

Revenue
Grant revenue	$40,580	$-
Product sales - related party	42,000	-
Product sales	44,436	-
Total revenues	127,016	-
Cost of goods sold	78,439	-
Gross profit	48,577	-

Operating expenses
Research and development	1,451,394	974,806
Sales and marketing	827,941	472,108
General and administrative	1,063,635	459,990
Total operating expenses	3,342,970	1,906,904

Loss from operations	(3,294,393)	(1,906,904)

Other income and expense
Interest expense	(34,143)	(12,816)
Other income, net	13,209	241
Net loss	$(3,315,327)	$(1,919,479)

Weighted-average common shares outstanding
- basic and diluted	13,554,282	9,964,403
Net loss per common share
- basic and diluted	$(0.24)	$(0.19)

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	Series A-1 Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2015	1,095,991	$3,364,988	9,957,884	$3,804,561	$288,231	$(6,680,652)	$777,128

Issuance of Series A-1 preferred stock	93,800	467,945	-	-	-	-	467,945
Conversion of Series A-1 preferred stock	(1,189,791)	(3,832,933)	2,379,582	3,832,933	-	-	-
Stock-based compensation	-	-	-	-	48,375	-	48,375
Net loss	-	-	-	-	-	(1,919,479)	(1,919,479)
Balance at December 31, 2016	-	-	12,337,466	7,637,494	336,606	(8,600,131)	(626,031)

Issuance of Series A-1 preferred stock	245,100	1,225,500	-	-	-	-	1,225,500
Conversion of Series A-1 preferred stock	(245,100)	(1,225,500)	490,200	1,225,500	-	-	-
Issuance of common stock for services	-	-	4,000	21,000	-	-	21,000
Issuance of common stock for cash	-	-	2,945,657	19,146,771	-	-	19,146,771
Conversion of notes to common stock	-	-	80,832	472,867	-	-	472,867
Offering costs	-	-	-	(1,325,842)	-	-	(1,325,842)
Warrants exercised - cashless	-	-	13,846	-	-	-	-
Stock-based compensation	-	-	-	-	182,734	-	182,734
Net loss	-	-	-	-	-	(3,315,327)	(3,315,327)
Balance at December 31, 2017	-	$-	15,872,001	$27,177,790	$519,340	$(11,915,458)	$15,781,672

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	2017	2016
OPERATING ACTIVITIES
Net loss	$(3,315,327)	$(1,919,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,107	7,951
Stock-based compensation	203,734	48,375
Changes in operating assets and liabilities:
Accounts receivable	83	7,589
Inventory	(167,699)	(26,825)
Other current assets	(372,954)	(1,595)
Accounts payable	97,838	41,816
Accrued liabilities	175,849	41,556
Customer deposits	13,932	181,407
Net cash used in operating activities	(3,344,437)	(1,619,205)

INVESTING ACTIVITIES
Purchase of certificates of deposit	(6,246,850)	-
Purchases of property and equipment	(1,960,438)	-
Net cash used in investing activities	(8,207,288)	-

FINANCING ACTIVITIES
Proceeds from sale of stock	20,372,271	467,945
Payment of offering cost	(1,285,842)	(10,000)
Proceeds from convertible notes payable to related parties	170,000	50,000
Repayment of convertible notes payable to related parties	(70,000)	-
Proceeds from convertible notes payable	100,000	275,000
Repayment of convertible notes payable	(75,000)	-
Proceeds from note payable to related party	5,000	-
Repayment of note payable to related party	(5,000)	-
Proceeds from notes payable	-	250,000
Repayment of notes payable	(250,000)	-
Net cash provided by financing activities	18,961,429	1,032,945

Net cash increase (decrease) for year	7,409,704	(586,260)

Cash at beginning of year	414,405	1,000,665
Cash at end of year	$7,824,109	$414,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$14,841	$8,333
Cash paid during the year for income taxes	$150	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of series A-1 preferred stock to common stock	$1,225,500	$3,832,933
Notes payable and accrued interest converted to common stock	$316,701	$-
Notes payable to related parties and accrued interest converted to common stock	$156,166	$-
Fixed asset purchases in accounts payable	$484,890	$-
Warrants issued to Underwriter	$29,820	$-

See accompanying notes to financial statements.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

Arcimoto, Inc. (the “Company”) was originally formed on November 21, 2007 as WTP Incorporated, an Oregon Corporation, and later changed its name to Arcimoto, Inc. The Company was founded in order to build products that catalyze the shift to a sustainable transportation system. The first step in this shift has been developing an affordable, daily utility, pure electric vehicle. Over the past ten years, the Company has developed a revolutionary new vehicle platform designed around the needs of everyday drivers. Its main product is the Fun Utility Vehicle® (“FUV”), the first real fossil-free alternative for the vast majority of daily trips. Compared to the average car, the FUV has dropped 3/4 of the weight and 2/3 of the footprint in order to bring the joy of affordable, ultra-efficient, pure electric driving to the masses.

Risks and Uncertainties

The Company has commenced revenue generating activities, with its first two deliveries to customers in December 2017, one of which was to a related party.  However, the Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide along with governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments may also include: economic recessions, trends in car manufacturing, consumer taste, availability of inventory, and changes in government policy related to cars and motorcycles, among others, could have a material adverse effect on the Company’s financial condition and the results of its operations.

The Company currently has limited sales and marketing and/or distribution capabilities and is still in process of setting up facilities to manufacture vehicles on a larger scale. The Company has limited experience in developing, training or managing a sales force and will incur substantial additional expenses when we begin marketing of our current and future products and services. Developing a marketing and sales force is also time consuming and could delay launch of our future products and services. In addition, the Company will compete with companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. We also do not have a history of higher-scale production and may encounter delays, flaws, or inefficiencies in the process which may prevent or delay us from achieving higher-scale production within the timeline we anticipate. We believe that small scale Retail Series production will commence in the second half of 2018; however, delays in receiving machinery, availability of inventory, and machinery customization could delay such estimates.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring operating losses and negative operating cash flows since inception.

The Company generated revenues from product sales for the first time in December 2017. The Company has not achieved positive earnings and operating cash flows to enable the Company to finance its operations internally. Funding for the business to date has come primarily through the issuance of equity securities. We may require additional funding in the future to continue to operate in the normal course of business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Although the Company's objective is to increase its revenues from the sales of its products within the next few years sufficient to generate positive operating and cash flow levels, there can be no assurance that the Company will be successful in this regard. The Company may also need to raise additional capital in order to fund its operations, which it intends to obtain through debt and/or equity offerings. The Company intends to use the proceeds from the Regulation A offering (see Note 6) to fund the Company through the end of 2018. Funds on hand and any follow-on capital, if needed, will be used to invest in its business to expand sales and marketing efforts, enhance its current product by continuing research and development to bring the FUV to retail production, to continue to build out its production facility, and fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”).

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

Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents with original maturities of three months or less and certificates of deposit with original maturities greater than three months. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments. As of December 31, 2017 and 2016, the Company did not have any level 2 or level 3 instruments.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2017, approximately $4.1 million of the Company’s cash and cash equivalents were deposited in one financial institution, which exceed the federally insured limits. Approximately $10 million of the Company’s funds were invested in certificates of deposit with a maximum deposit at any one bank which did not exceed the federally insured limits. As of December 31, 2016, the Company’s cash and cash equivalents were deposited in one financial institution, which at times, exceed the federally insured limits.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a reserve allowance. As of December 31, 2017 and 2016, the Company has no reserve allowance.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method “FIFO”) or market. Inventories consist of purchased electric motors, electrical storage and transmission equipment and component parts. Inventories consist almost entirely of raw materials and component parts as of December 31, 2017 and 2016. Work-in-progress as of December 31, 2017 and 2016 was not significant, and there were no finished goods.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.

The estimated useful lives for significant property and equipment categories are as follows:

Computer Equipment & Software	1 – 3 years
Furniture and Fixtures	2 – 7 years
Machinery and Equipment	5 – 10 years
Leasehold Improvements	Shorter of useful or lease life

Offering Costs

The Company accounts for offering costs in accordance with FASB ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity (deficit) upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2016, $40,000 offering costs were capitalized. As of December 31, 2017, all deferred offering costs were charged to stockholders’ equity (deficit) upon the initial close of the Regulation A offering (see Note 6). As of December 31, 2017, offering costs charged to stockholders’ equity were $1,325,842 which includes the offering costs for the Regulation A offering.

Impairment of Long-Lived Assets

The Company follows FASB Accounting Standards Codification (“ASC”) 360, Accounting for Impairment or Disposal of Long-Lived Assets. ASC 360 requires that if events or changes in circumstances indicate that the cost of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in ASC 360 as being held for sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

Customer Deposits

Customer deposits are generally held in a separate deposit account. Revenue is not recognized on customer deposits until the vehicle is shipped to the customer.

Warranties

The Company will begin recording warranty reserves with the commencement of Retail Series production of the FUV in the second half of 2018. We intend to provide a warranty on all vehicle and production powertrain components and battery pack sales, and we will accrue warranty reserves at the time a vehicle or production powertrain component is delivered to the customer. Warranty reserves include management’s best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We will review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense will be recorded as a component of cost of revenues in the statement of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date will be classified as current, while the remaining amount will be classified as long-term liabilities.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete on vehicle sales. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectability is reasonably assured, and pricing is fixed or determinable. The Company’s shipping terms are generally F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers.

Grant Revenue

Revenue from grant revenue is recognized in the period during which the conditions under the grant have been met and the Company has made payment for the related expense. Grant revenue was $40,580 and $0 for the years ended December 31, 2017 and 2016, respectively. Management believes the loss of such revenues will not have a material effect on the Company’s operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the option or warrant vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and common warrants.

The Company measures compensation expense for its non-employee stock-based compensation under FASB ASC 505-50, Equity-Based Payments to Non-Employees. The fair value of the award issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock and/or the calculated value based on inputs to the Black-Scholes model on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity award is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Advertising Costs

Advertising costs are recorded as an expense in the period in which we incur the costs or the first time the advertising takes place. Advertising costs expensed were $317,324 and $131,709 for the years ended December 31, 2017 and 2016, respectively.

Research and Development

Expenses relating to research and development are expensed as incurred. For the years ended December 31, 2017 and 2016, vehicle and battery research and development consisted of $1,451,394 and $974,806, respectively.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made. The Company has incurred losses for tax purposes since inception and has significant tax losses and tax credit carry forwards. These amounts are subject to valuation allowances as it is uncertain that they will be realized in the next few years.

Net Earnings or Loss per Share

The Company’s computation of earnings (loss) per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., common stock warrants and common stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all common stock warrants and common stock options outstanding were anti-dilutive.

At December 31, 2017 and 2016, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2017	2016
Warrants to purchase common stock	973,004	980,004
Stock options to purchase common stock	984,200	267,700
Underwriters warrants	122,238	-
Warrants issued to vendors	47,000	-
Total	2,126,442	1,247,704

Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, I “Accounting for Certain Financial Instruments with Down Round Features” and II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the financial statements and disclosures.

In May 2017, the FASB issued ASU-2017-09, Compensation-Stock Compensation (Topic 718) –Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect this update to materially affect the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which significantly changes the accounting for operating leases by lessees. The accounting applied by lessors is largely unchanged from that applied under previous guidance. The new guidance requires lessees to recognize lease assets and lease liabilities in the balance sheet, initially measured at the present value of the lease payments, for leases which were classified as operating leases under previous guidance. Lease cost included in the statement of income will be calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Lessees may make an accounting policy election to exclude leases with a term of 12 months or less from the requirement to record related assets and liabilities. The new standard is effective for public companies for fiscal years beginning after December 15, 2018. The Company plans to adopted the new standard effective for periods after December 31, 2018. The Company does not expect the adoption of this standard to have a material impact on its results of operations or cash flows; however, the Company has not determined the impact the adoption of this new standard will have on its financial position

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606)”, which does not change the core principles of ASU No. 2014-09 discussed below, but rather clarifies the implementation guidance in order to eliminate the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance. Under the new guidance, when an entity determines it is a principal in a transaction, the entity recognizes revenue in the gross amount of consideration; however, in transactions where an entity determines it is an agent, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. The standard is effective for public companies for annual periods beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018. The Company does not expect the adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes existing revenue guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The implementation of this new standard will require companies to use more judgment and to make more estimates than under current guidance and to expand their disclosures to include information regarding contract assets and liabilities as well as a more disaggregated view of revenue. The standard, as amended, is effective for public companies for annual periods beginning after December 15, 2017. The Company does not expect the adoption of the standard to have a material impact on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 4: PROPERTY AND EQUIPMENT

As of December 31, 2017 and 2016, our property and equipment, net, consisted of the following:

	December 31, 2017	December 31, 2016
Computer equipment and software	$60,696	$36,522
Furniture and fixtures	50,996	4,157
Machinery and equipment	1,658,976	32,393
Leasehold improvements	297,025	11,824
Fixed assets in process	462,531	-
	2,530,224	84,896
Less: accumulated depreciation	(96,198)	(76,091)
Total	$2,434,026	$8,805

Fixed assets in process is comprised primarily of tooling and equipment related to the manufacturing of our vehicles. The total purchase commitments for Fixed assets in process as of December 31, 2017 and 2016 was $573,095 and $0, respectively. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use.

Depreciation expense during the years ended December 31, 2017 and 2016 was $20,107 and $7,951, respectively.

NOTE 5: NOTES PAYABLE

Notes payable and accrued interest as of December 31, 2017 and 2016 are as follows:

	Principal		Accrued Interest
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Business Development Loan	$-	$250,000	$-	$-
Convertible Notes Payable	-	275,000	-	3,322
Convertible Notes Payable to Related Parties	-	50,000	-	384
	$-	$575,000	$-	$3,706

On December 4, 2015, the Company entered into a $250,000 loan agreement with the City of Eugene Business Development Fund; however, the funds for the loan were not received until April 1, 2016. This loan was secured by substantially all assets of the Company and had an interest rate of 5% per annum. Interest only payments were due monthly from the date of disbursement. The entire unpaid principal balance of the loan, plus accrued interest, was due and payable upon the earlier of the occurrence of a Regulation A offering or October 1, 2017. The note was repaid on September 21, 2017 in full, after the first closing of the Regulation A offering.

During the years ended December 31, 2017 and 2016, the Company issued a series of convertible notes with original principal balances of $200,000 and $325,000, respectively, all with the same terms as disclosed below. Of these notes $100,000 and $50,000, respectively, were to related parties. The notes and all accrued interest were due on March 31, 2018. The notes were secured by substantially all assets of the Company and had a stated interest rate of 6% per annum. The notes were convertible on demand at the greater of $5.00 per share or 90% of the active selling price of the Series A-1 Preferred Stock at the time of conversion. Notes totaling $450,000, of which $150,000 was for related parties, with accrued interest thereon of approximately $23,000 were converted to 80,832 shares of common stock on August 31, 2017, at a price of $5.85 per share, which represented 90% of the $6.50 per share price in the Regulation A offering. Notes totaling $75,000 were repaid in cash along with accrued interest thereon of $354.

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

On September 11, 2017, the Company borrowed $5,000 from a related party, no security was issued for the loan. The loan was meant to be a short-term advance and due on demand. The loan was repaid on October 26, 2017 and there is no interest associated with this advance.

None of the above convertible notes contained a beneficial conversion feature due to the conversion price of the notes being at or above the fair value of the Series A-1 preferred stock or common stock, as applicable, on the issuance date.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Stock-Split

On July 21, 2017, the Board and a majority of common stockholders voted to enact a two-for-one common stock split and increase the authorized common shares to 20,000,000. On July 25, 2017, a majority of the Series A-1 Preferred stockholders voted to convert all 1,434,891 Series A-1 Preferred shares to 2,869,782 common shares. The July 21, 2017, two-for-one common stock split resulted in a conversion rate of two shares of common stock for each share of Series A-1 Preferred stock. In accordance with SEC reporting guidelines, the retrospective application of the stock split has been applied to historical financial information, and the Series A-1 Preferred to common stock conversion was reflected in the accompanying financial statements as if it occurred as of December 31, 2016.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, no par value, of which 1,500,000 shares were designated as Series A-1 Preferred Stock. As of December 31, 2017 and 2016, there were no shares of Series A-1 Preferred Stock issued and outstanding.

The Series A-1 Preferred Stock is convertible at any time after issuance at the option of the holder into shares of common stock at the original issue price of the Series A-1 Preferred Stock. The Series A-1 Preferred Stock is also subject to mandatory conversion provisions upon an initial public offering raising $15 million or more and is not redeemable. To prevent dilution, the conversion price of the Series A-1 Preferred Stock is to be adjusted for any issuance of securities, excluding exempt securities, which change the number of shares of common stock outstanding. The Series A-1 Preferred Stockholders are entitled to equal voting rights to common stockholders on an as-converted basis and receive preference to the common stockholders upon liquidation. During the first two quarters of 2017, 245,100 shares of Series A-1 Preferred Stock were sold for cash proceeds of $1,225,500 under a Regulation D offering. Of these shares, 10,000 were issued to a related party. The Series A-1 Preferred Stock was converted to common stock as noted above.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, no par value, as of December 31, 2017 and 2016.

During September and October 2017, the Company issued 2,945,657 shares of common stock in a Regulation A offering at a public offering price of $6.50 per share. We received net proceeds of $18,087,640 after deducting underwriter commissions of $1,051,131 and escrow closing fees of $8,000.

On October 4, 2017, we issued 4,000 shares of common shares at a cost of $5.25 per share were issued to a vendor in exchange for video production services. The price per share was based on the closing quote for the Company’s common stock on the Nasdaq Capital Market the day before the Board of Directors approved the payment. The total cost of $21,000 is included in sales and marketing expenses on the Company’s Statement of Operations.

The Company has reserved a total of 2,000,000 shares of its common stock pursuant to the Equity Incentive Plans (see Note 7). The Company has 1,957,204 and 1,247,704 stock options and warrants outstanding under these plans as of December 31, 2017 and 2016, respectively.

During 2017, the Company has reserved an additional 169,238 shares of its common stock for warrants pursuant to the Underwriter Agreement for the Regulation A offering and other vendor agreements (Note 7). As of December 31, 2017, 139,238 of these warrants have vested.

NOTE 7: STOCK-BASED PAYMENTS

The Company grants stock options and warrants pursuant to the 2015 Stock Incentive Plan (“2015 Plan”) and the 2012 Stock Incentive Plan (“2012 Plan”).

The Company measures employee stock-based awards at grant-date fair value and recognizes employee compensation expense on a straight-line basis over the vesting period of the award. Grants to non-employees are expensed at the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached and (ii) the date at which the counterparty’s performance is complete

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and for stock options, the expected life of the option, and expected stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The Company uses the following inputs when valuating stock-based awards. The expected life of employee stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected life of awards that vest immediately use the contractual maturity since they are vested when issued. For stock price volatility, the Company uses public company compatibles and historical private placement data as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option at the grant-date.

Stock-based compensation, including stock-options, warrants and stock issued for compensation is included in the statement of operations as follows:

	December 31, 2017	December 31, 2016
Research and development	$24,000	$-
Sales and marketing	27,000	-
General and administrative	152,734	48,375

2015 Stock Incentive Plan

The 2015 Stock Incentive Plan (the “2015 Plan”) of the Company was approved by the written consent of the holders of a majority of the Company’s outstanding common stock. The Plan provides the Company the ability to grant to any employee, director, consultant or advisor who provides services to the Company the opportunity to acquire shares of Common Stock of the Company through the grant of options that are incentive stock options or nonqualified stock options (NQSOs) and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 1,000,000 shares of common stock for delivery under the 2015 Plan. Awards that are forfeited generally become available for grant under the plan.

See below for the weighted average variables used in assessing the fair value at the grant dates:

2017
Annual dividend yield	-
Expected life (years)	6.0-10.0
Risk-free interest rate	1.71-2.46%
Expected volatility	21.3%-22.1%
Total grant date fair value	$503,260

Employee stock-based compensation expense included in operating expenses for the years ended December 31, 2017 and 2016, was $136,002 and $48,375, respectively.

For the NQSOs issued in 2017, performance was completed on the date of issue. The fair value of non-employee awards was $22,445 for the year ended December 31, 2017.

Total compensation cost related to non-vested awards not yet recognized as of December 31, 2017 was $429,403 and will be recognized on a straight-line basis through the end of the vesting periods, December, 2020. Future stock option compensation expense related to these options to be recognized during the years ending December 31, 2018, 2019, and 2020 is expected to be approximately $207,000 and $153,000 and $69,000, respectively. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

A summary of stock option activity for the years ended December 31, 2017 and 2016 is presented below for the 2015 Plan:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in Years)
Options outstanding at December 31, 2015	275,200	$2.06	9.76
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(7,500)	2.06	-
Options outstanding at December 31, 2016	267,700	$2.06	8.76
Granted	756,500	2.70	9.42
Exercised	-	-	-
Forfeited or expired	(40,000)	2.50	-
Options outstanding at December 31, 2017	984,200	$2.71	8.97

Options exercisable at December 31, 2017	232,284	$2.06	7.76

As of December 31, 2017, 15,800 options are still issuable under the 2015 Plan.

2012 Employee Stock Benefit Plan

The Amended and Restated 2012 Employee Stock Benefit Plan (the “2012 Plan”) of the Company was approved by the written consent of the holders of a majority of the Company’s outstanding common stock. The Plan provides the Company the ability to grant to any officer, director, or employee of the Company, or any Consultant, advisor or independent contractor who provides services to the Company, the opportunity to acquire shares of Common Stock of the Company through the grant of warrants and/or the grant of common stock. The Company reserved 1,000,000 shares of common stock for delivery under the Plan. Warrants issued and outstanding as of December 31, 2017 and 2016 were 973,004 and 980,004. Warrants expire ten to fifteen years from the grant date and were vested when issued.

On May 1, 2017, 8,000 warrants were issued to a service provider with a strike price of $2.50 per share and a five-year life. The Black-Scholes variables used in assessing the fair value at the grant date were an expected life of 5 years, risk free interest rate of 1.84% and expected volatility of 21.34%.

On September 20, 2017, 15,000 employee warrants were exercised in a cashless transaction resulting in the issuance of 13,846 common shares.

A summary of activity under the 2012 Plan for the years ended December 31, 2017 and 2016 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in Years)
Warrants outstanding at December 31, 2015	980,004	$0.58	8.36
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Warrants outstanding at December 31, 2016	980,004	$0.58	7.36
Granted	8,000	2.50	4.33
Exercised	(15,000)	0.50	-
Forfeited or expired	-	-	-
Warrants outstanding at December 31, 2017	973,004	$0.59	6.37

As of December 31, 2017, 11,996 warrants are still issuable under the 2012 Plan.

Warrants

The following warrants were issued outside of the 2012 Plan.

Warrants issued to vendors to purchase common stock	Exercise Price	Vested as of December 31, 2017	Issued
Underwriters warrants	$7.475	122,238	122,238
Warrants issued to vendors	$3.200	17,000	47,000
Total		139,238	169,238

In connection with our Regulation A offering, the Company issued 122,238 warrants to the underwriter with a strike price of $7.475 per share and a five-year life from the offering qualification date. The variables used in the Black-Scholes calculation were similar to those disclosed under the 2015 Plan and 2012 Plan disclosed above, with the exception that the contractual date was used for expected life. The value of the warrants is both an increase and decrease to common stock as a cost of equity, for a net zero effect within the statement of stockholders’ equity.

In December 2017, 47,000 warrants were issued to two service providers with strike prices of $3.20 per share and a ten-year life. Of these, 11,000 warrants vest as follows: 5,000 immediately and 1,500 per month over four months. As of December 31, 2017, 5,000 of these were vested with a value of $5,805. The remaining 36,000 warrants are subject to deliverables being met. As of December 31, 2017, deliverables related to 12,000 of these warrants were met and are deemed vested with a value of $13,932 based on inputs to the Black-Scholes model, similar to those disclosed under the 2015 Plan and 2012 Plan above. Future warrants that become vested will be valued each reporting period or as the deliverables are met, as applicable.

NOTE 8: INCOME TAXES

The 2017 Tax Act, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low taxed income (GILTI). These changes are effective beginning in 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are summarized below:

Deferred tax assets:	2017	2016
Share-based compensation expense	$88,211	$42,854
Net operating loss carry forward	2,434,289	2,112,856
Deferred tax liabilities:
Property and equipment	(24,878)	(15,387)
Federal research and development credit	259,615	178,158
Oregon research and development credit	129,675	83,012
Total deferred tax asset	2,886,912	2,401,493
Valuation Allowance	(2,886,912)	(2,401,493)
Net deferred tax asset	$-	$-

In assessing the potential realization of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2017 and 2016, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates. The valuation allowance for deferred tax assets increased approximately $485,000 and $836,000 during the years ended December 31, 2017 and 2016, respectively.

No federal tax provision has been provided for the years ended December 31, 2017 and 2016 due to the losses incurred during such periods. The Company’s effective tax rate is different from the federal statutory rate of 34% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

	2017	2016
Statutory U.S. Federal tax rate	34.0%	34.0%
Effect of U.S. tax law change (1)	(30.0%)	-
State and local income taxes – net of Federal benefit	6.6%	6.6%
Nondeductible expenses and other	4.0%	3.0%
Valuation Allowance	(14.6%)	(43.6%)
Effective rate tax	0.0%	0.0%

(1)	Due to the Tax Act, our U.S. deferred tax assets and liabilities as of December 31, 2017 were re-measured from 34% to 21%. The change in tax rate resulted in a decrease to our gross U.S. deferred tax assets which is offset by a corresponding decrease to our valuation allowance. This resulted in an adjustment to the Company’s deferred tax assets of $676,000 from the prior period.

As of December 31, 2017, the Company had net operating loss carry forwards of approximately $8,820,000 which will expire at various dates from 2029 through 2037. The Federal R&D tax credits will expire at various dates from 2032 through 2037, and the Oregon R&D tax credits will expire at various dates from 2018 through 2022.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company policy is to record interest and penalties on uncertain tax positions as income tax expense. The Company may in the future become subject to federal, state and local income taxation though it has not been since its inception. The Company is not presently subject to any income tax audit in any taxing jurisdiction.

The Company has identified the United States Federal and Oregon State tax returns as its “major” tax jurisdiction. The United States Federal and Oregon State return years 2014 through 2017 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

NOTE 9: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $10,100 per order for Retail Series production vehicles and $42,000 per order for Signature Series vehicles for purposes of securing their vehicle production slot. As of December 31, 2017 and 2016, the Company’s balance of deposits received was $399,967 and $386,035, respectively. As of December 31, 2017 and 2016, $231,967 and $386,035, respectively, of these deposits were refundable upon demand. Deposits are included in current liabilities in the accompanying balance sheets. When a customer's order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable and any additional deposit required must be paid prior to the start of the manufacturing process.  Customer deposits from related parties total $1,700 and $43,700 as of December 31, 2017 and 2016, respectively.

NOTE 10: COMMITMENTS AND CONTINGENCIES

On September 3, 2017, the Company entered into a lease on 30,000 square feet of commercial industrial office and manufacturing space in Eugene, Oregon. The lease began on October 1, 2017 and will terminate on March 31, 2021. Rent was $25,000 for the first month, then is $12,500 per month for months two through forty-one, and one dollar for month forty-two. See the following table for future minimum rent payments by year.

Years ending December 31:

2018	$150,000
2019	$150,000
2020	$150,000
2021	$25,001

The Company also leased office space from Center Camp, LLC (“Landlord”) whereby the sole member is the Company’s Chief Executive Officer and director.  The triple net lease was for 5,094 usable square feet in Eugene, Oregon.  The lease began on May 1, 2013 and was set to terminate on April 30, 2018.  The lease may be terminated by written notification (90) days in advance of intent to vacate the Premises, provided that the Company pays a termination charge equal to 6 months’ rent.  The Landlord and the Company mutually agreed to terminate the lease as of December 31, 2017, without penalty in order to facilitate the landlord’s sale of the property.  During the year ended December 31, 2017, $61,200 in rent was paid to Center Camp, LLC.

Rent expense is recognized on a straight-line basis. Total rent expense for the years ended December 31, 2017 and 2016 was $107,645 and $61,740, of these amounts $62,405 and $54,600 was to related parties, respectively.

Underwriter Agreement

Details in Note 7 above.

Litigation

The Company is involved in claims and litigation from time to time in the normal course of business. At December 31, 2017, the management of the Company believes there are no pending matters that are expected to have a material adverse effect on the business of the Company, their financial condition, results of operations or cash flows. See also Note 11 Subsequent Events.

NOTE 11: SUBSEQUENT EVENTS

Common Stock

On January 29, 2018, 15,000 employee warrants with an exercise price of $0.50 per share were exercised in a cashless transaction at a market price of $3.77756 per share, which was based on the average of the FUV daily closing prices from January 19-25, 2018, total shares issued were 13,014. These shares meet the requirements for not being restricted from trading.

On January 31, 2018, 14,200 employee options were exercised at a price per share of $2.0605, total proceeds to the Company were $29,259. These shares are restricted from trading.

In February 2018, the Company issued 20,000 shares of restricted common stock to a vendor for investor relations services.

Equipment Financing

The Company is seeking financing for its capital equipment purchases. Subsequent to December 31, 2017, it has financed a total of $942,474 with monthly payments ranging from $437 to $6,897 and periods ranging from 48 to 60 months.

Litigation

On March 11, 2018, the Company was served with a lawsuit entitled John R Switzer vs W.R. Hambrecht & Co. LLC et al., case number: CGC-18-564904, filed in San Francisco County Superior Court in the State of California.  In this action, the Company been named as defendants along with our directors and certain executive officers at the time of the completion of its Regulation A offering on September 21, 2017. The action purports to be a class action on behalf of all those who purchased the Company’s common stock in its Regulation A offering alleging violations of Section 12(a)(2) and Section 15 of the Securities Act of 1933, as amended.  The plaintiff is seeking damages in an unspecified amount to be proven at trial. In addition, On March 28, 2018, the Company was served with another lawsuit entitled Jay Mendelson v. Arcimoto, Inc. et al., case number CGC-18-565324, filed in San Francisco County Superior Court in the State of California. In this action the Company has also been named as a defendant along with its directors and certain executive officers at the time of the completion of our Regulation A offering on September 21, 2017.  The factual allegations and alleged violations are substantially similar to the Switzer action and the plaintiff is also seeking damages in an unspecified amount to be proven at trial. The Company believes these lawsuits are without merit and the Company intends to vigorously defend these actions in court.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: March 30, 2018	By:	/s/ Mark Frohnmayer
Mark Frohnmayer
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark Frohnmayer	President, Chief Executive Officer and Chairman of the Board of Directors	March 30, 2018
Mark Frohnmayer
(principal executive officer)

/s/ Douglas M. Campoli	Chief Financial Officer (principal financial and accounting officer)	March 30, 2018
Douglas M. Campoli

/s/ Terry Becker	Chief Operating Officer and Director	March 30, 2018
Terry Becker

/s/ Thomas Thurston	Director	March 30, 2018
Thomas Thurston

/s/ Jeff Curl	Director	March 30, 2018
Jeff Curl

32