Form 10-Q
period 2018-03-31
Arcimoto Inc
filed 2018-05-14
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

As of May 8, 2018, there were approximately 15,919,215 shares of the registrant’s common stock issued and outstanding.

Arcimoto, Inc.

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ARCIMOTO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,425,288	$7,824,109
Certificates of deposit	9,746,490	6,246,850
Accounts receivable	595	500
Inventory	616,559	194,525
Other current assets	666,201	401,160
Total current assets	12,455,133	14,667,144

Property and equipment, net	3,407,427	2,434,026
Total assets	$15,862,560	$17,101,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities
Accounts payable	$375,404	$663,773
Accrued liabilities	254,628	255,758
Customer deposits	431,864	399,967
Current portion of capital lease obligations	149,956	-
Total current liabilities	1,211,852	1,319,498
Capital lease obligations, net of current portion	774,254	-
Total liabilities	1,986,106	1,319,498

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series A-1 preferred stock, no par value, 1,500,000 authorized, none issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	-	-
Common stock, no par value, 20,000,000 authorized, 15,919,215 and 15,872,001 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	27,264,248	27,177,790
Additional paid-in capital	575,736	519,340
Accumulated deficit	(13,963,530)	(11,915,458)
Total stockholders’ equity	13,876,454	15,781,672

Total liabilities and stockholders’ equity	$15,862,560	$17,101,170

See accompanying notes to financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2018	2017
Revenue
Grant revenue	$-	$40,580
Product sales – related party	625	-
Product sales	31	-
Total revenues	656	40,580

Operating expenses
Research and development	1,047,799	268,104
Sales and marketing	355,515	84,995
General and administrative	642,147	186,961
Total operating expenses	2,045,461	540,060

Loss from operations	(2,044,805)	(499,480)

Other income and expense
Interest expense	(3,601)	(10,493)
Other income, net	334	12
Net loss	$(2,048,072)	$(509,961)

Weighted-average common shares outstanding - basic and diluted	15,896,575	12,369,017
Net loss per common share - basic and diluted	$(0.13)	$(0.04)

See accompanying notes to financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(2,048,072)	$(509,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,524	669
Loss on disposal of property and equipment	19,000	-
Stock-based compensation	113,596	42,280
Changes in operating assets and liabilities:
Accounts receivable	(95)	(29,947)
Inventory	(422,035)	(9,836)
Other current assets	(264,679)	4,261
Accounts payable	(289,643)	(15,252)
Accrued liabilities	(1,130)	47,255
Customer deposits	31,897	20,742
Net cash used in operating activities	(2,787,637)	(449,789)

INVESTING ACTIVITIES
Purchases of certificates of deposit	(5,000,000)	-
Redemption of certificates of deposit	1,500,000	-
Proceeds from sale of property and equipment	250	-
Purchases of property and equipment	(65,271)	-
Net cash used in investing activities	(3,565,021)	-

FINANCING ACTIVITIES
Proceeds from sale of stock	-	437,000
Proceeds from the exercise of stock options	29,259	-
Payment of offering costs	-	(2,924)
Proceeds from convertible notes payable to related parties	-	100,000
Proceeds from convertible notes payable	-	100,000
Payment of capital lease obligations	(75,422)	-
Repayment of notes payable	-	(1,207)
Net cash provided by (used in) financing activities	(46,163)	632,869

Net cash increase (decrease) for period	(6,398,821)	183,080
Cash at beginning of period	7,824,109	414,405
Cash at end of period	$1,425,288	$597,485

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,601	$3,127
Cash paid during the period for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Portion of equipment acquired through capital leases	$999,632	$-
Fixed asset purchases in accounts payable	$1,273	$-

See accompanying notes to financial statements.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: NATURE OF OPERATIONS

Arcimoto, Inc. (the “Company”) was originally formed on November 21, 2007 as WTP Incorporated, an Oregon Corporation, and later changed its name to Arcimoto, Inc. The Company was founded in order to build products that catalyze the shift to a sustainable transportation system. The first step in this shift has been developing an affordable, daily utility, pure electric vehicle. Over the past ten years, the Company has developed a revolutionary new vehicle platform designed around the needs of everyday drivers. Its main product is the Fun Utility Vehicle® (“FUV”), the first real affordable, fossil-free alternative for the vast majority of daily trips. Compared to the average car, the FUV has dropped 3/4 of the weight and 2/3 of the footprint in order to bring the joy of ultra-efficient, pure electric driving to the masses.

Risks and Uncertainties

The Company has commenced revenue-generating activities, having delivered two FUVs to customers in December 2017, one of which was to a related party. That said, the Company currently has limited production and distribution capabilities and is still in process setting up facilities to manufacture vehicles on a larger scale. We also do not have a history of higher-scale production and may encounter delays, flaws, or inefficiencies in the manufacturing process, which may prevent or delay us from achieving higher-scale production within the timeline we anticipate. We believe that small scale Retail Series production will commence in the second half of 2018; however, delays in receiving machinery, availability of inventory, and machinery customization could delay such estimates.

The Company has limited experience in developing, training and managing a sales force, and will incur substantial additional expenses marketing of our current and future products and services. Developing a full marketing and sales force is also time consuming and could delay launch of our future products and services. In addition, the Company will compete with companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies.

Further, the Company's business and operations are sensitive to general governmental policy, business and economic conditions in the U.S. and worldwide. A host of factors beyond the Company's control could cause fluctuations in these conditions. Other developments, including but not limited to economic recessions, trends in vehicle manufacturing, consumer taste, availability of inventory, and changes in government policy related to cars and motorcycles, could have a material adverse effect on the Company's financial condition and the results of its operations.

The Company’s industry is characterized by rapid changes in technology and customer demands. As a result, the Company’s products and services may quickly become obsolete and unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and services and enhance our current products and services on a timely and cost-effective basis. Further, the Company’s products and services must remain competitive with those of other companies with substantially greater resources. The Company may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products and services or enhanced versions of existing products and services. Also, the Company may not be able to adapt new or enhanced products and services to emerging industry standards, and the Company’s new products and services may not be favorably received. In addition, we may not have the capital resources to further the development of existing and/or new products.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring operating losses and negative operating cash flows since inception.

The Company generated revenues from product sales for the first time in November 2017. The Company has not achieved positive earnings and operating cash flows to enable the Company to finance its operations internally. Funding for the business to date has come primarily through the issuance of equity securities. We may require additional funding in the future to continue to operate in the normal course of business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2018, and the results of its operations and its cash flows for the three months ended March 31, 2018 and 2017. Results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018.

Basis of Presentation

The accounting and reporting policies of the Company conform with GAAP.

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

Fair Value Measurements

The Company’s financial instruments consist primarily of cash, certificates of deposits, and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments. As of March 31, 2018 and December 31, 2017, the Company did not have any level 2 or level 3 instruments.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2018 and December 31, 2017, approximately $1,425,000 and $7,824,000 of the Company’s cash and cash equivalents were deposited in one financial institution, which exceed the federally insured limits, respectively.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method “FIFO”) or market. Inventories consist of purchased electric motors, electrical storage and transmission equipment and component parts. Inventories consist almost entirely of raw materials and component parts as of March 31, 2018 and December 31, 2017. Work-in-progress as of March 31, 2018 and December 31, 2017 was not significant, and there were no finished goods.

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete on vehicle sales. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectability is reasonably assured, and pricing is fixed or determinable. The Company’s shipping terms are generally F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. As of March 31, 2018, the Company determined that the adoption of the new revenue recognition standard ASC 606 had no material impact to the Company’s financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the option or warrant vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and common stock warrants.

The Company measures compensation expense for its non-employee stock-based compensation under FASB ASC 505-50, Equity-Based Payments to Non-Employees. The fair value of the award issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock and/or the calculated value based on the inputs to the Black-Scholes model on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity award is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Research and Development

Expenses relating to research and development are expensed as incurred. For the three months ended March 31, 2018 and 2017, vehicle and battery research and development consisted of $1,047,799 and $268,104, respectively.

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

At March 31, 2018 and 2017, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31, 2018	March 31, 2017
Warrants to purchase common stock	958,004	980,004
Stock options to purchase common stock	970,000	742,700
Underwriters warrants	122,238	-
Warrants issued to vendors outside of employee plans	47,000	-
Total	2,097,242	1,722,704

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”, which significantly changes the accounting for operating leases by lessees. The accounting applied by lessors is largely unchanged from that applied under previous guidance. The new guidance requires lessees to recognize lease assets and lease liabilities in the balance sheet, initially measured at the present value of the lease payments, for leases which were classified as operating leases under previous guidance. Lease cost included in the statement of income will be calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Lessees may make an accounting policy election to exclude leases with a term of 12 months or less from the requirement to record related assets and liabilities. The new standard is effective for public companies for fiscal years beginning after December 15, 2018. The Company plans to adopt the new standard effective for periods after December 31, 2018. The Company does not expect the adoption of this standard to have a material impact on its results of operations or cash flows; however, the Company has not determined the impact the adoption of this new standard will have on its financial position.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 4: PROPERTY AND EQUIPMENT

As of March 31, 2018 and December 31, 2017, our property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Computer equipment and software	$34,862	$60,696
Furniture and fixtures	46,839	50,996
Machinery and equipment	1,934,459	1,658,976
Leasehold improvements	323,838	297,025
Fixed assets in process	1,165,320	462,531
	3,505,318	2,530,224
Less: accumulated depreciation	(97,891)	(96,198)
Total	$3,407,427	$2,434,026

Fixed assets in process is comprised primarily of tooling and equipment related to the manufacturing of our vehicles. The total purchase commitments for fixed assets in process as of March 31, 2018 and December 31, 2017 was $1,446,577 and $573,095, respectively. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use.

Depreciation expense during the three months ended March 31, 2018 and 2017 was $73,524 and $669, respectively.

NOTE 5: CAPITAL LEASE OBLIGATIONS

The Company has financed a total of approximately $1,000,000 of its capital equipment purchases with monthly payments ranging from $437 to $6,897 and repayment terms ranging from 48 to 60 months. These lease obligations are secured by approximately $1,235,000 in underlying assets which have $5,026 in accumulated depreciation as of March 31, 2018. The balance of its capital lease obligations was $924,210 and $0 as of March 31, 2018 and December 31, 2017, respectively.

NOTE 6: STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, no par value, of which 1,500,000 shares were designated as Series A-1 Preferred Stock. As of March 31, 2018 and December 31, 2017, there were no shares of Series A-1 Preferred Stock issued and outstanding.

The Series A-1 Preferred Stock is convertible at any time after issuance at the option of the holder into shares of common stock at the original issue price of the Series A-1 Preferred Stock. The Series A-1 Preferred Stock is also subject to mandatory conversion provisions in certain circumstances and is not redeemable. To prevent dilution, the conversion price of the Series A-1 Preferred Stock is to be adjusted for any issuance of securities, excluding exempt securities, which change the number of shares of common stock outstanding. The Series A-1 Preferred Stockholders are entitled to equal voting rights to common stockholders on an as-converted basis and receive preference to the common stockholders upon liquidation.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, no par value, as of March 31, 2018 and December 31, 2017.

The Company has reserved a total of 2,000,000 shares of its common stock pursuant to the equity incentive plans (see Note 7). The Company has 1,928,004 and 1,957,204 stock options and warrants outstanding under these plans as of March 31, 2018 and December 31, 2017, respectively.

During the quarterly period ended March 31, 2018, the Company issued 20,000 common shares with a fair value of $57,200 based on the closing price of the Company’s common stock on the Nasdaq exchange on February 22, 2018.

NOTE 7: STOCK-BASED PAYMENTS

The Company grants stock options and warrants pursuant to the Amended and Restated 2015 Stock Incentive Plan (“2015 Plan”) and the Second Amended and Restated 2012 Employee Stock Benefit Plan (“2012 Plan”).

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

The Company uses the following inputs when valuating stock-based awards. The expected life of employee stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected life of awards that vest immediately use the contractual maturity since they are vested when issued. For stock price volatility, the Company uses public company compatibles as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option at the grant-date. The Company recognizes stock option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeiture rates.

Stock-based compensation, including stock-options, warrants and stock issued for compensation is included in the statement of operations as follows:

	March 31,	March 31,
	2018	2017
Research and development	$31,015	$-
Sales and marketing	64,851	-
General and administrative	17,730	42,280
Total	$113,596	$42,280

2015 Stock Incentive Plan

The 2015 Plan was approved by the Board of Directors and the written consent of the then holders of a majority of the Company’s outstanding common stock. The 2015 Plan provides the Company the ability to grant to any employee, director, consultant or advisor who provides services to the Company the opportunity to acquire shares of Common Stock of the Company through the grant of options that are incentive stock options or nonqualified stock options (NQSOs) and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 1,000,000 shares of common stock for delivery under the 2015 Plan. Awards that are forfeited generally become available for grant under the 2015 Plan.

There were no options issued during the quarter ended March 31, 2018. See below for the weighted average variables used in assessing the fair value at the grant date for the options issued during the quarter ended March 31, 2017:

March 31, 2017
Annual dividend yield	-
Expected life (years)	6.0-10.0
Risk-free interest rate	2.14-2.46%
Expected volatility	21.3%
Total grant date fair value	$312,485

Employee stock-based compensation expense included in operating expenses for the three months ended March 31, 2018 and 2017 was $51,171 and $19,835, respectively.

For the NQSOs issued for the three months ended March 31, 2018 and 2017, vesting was completed on the date of issue. The fair value of these non-employee awards was $0 and $22,445 for the three months ended March 31, 2018 and 2017, respectively.

Total compensation cost related to non-vested awards not yet recognized as of March 31, 2018 was $378,232 and will be recognized on a straight-line basis through the end of the vesting periods or December 31, 2020. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

On January 31, 2018, 14,200 employee options were exercised at a price per share of $2.0605 for total proceeds to the Company of $29,259. These shares are restricted from trading.

As of March 31, 2018, 15,800 options are still issuable under the 2015 Plan.

2012 Employee Stock Benefit Plan

The 2012 Plan was approved by the Board of Directors and the written consent of the then holders of a majority of the Company’s outstanding common stock. The 2012 Plan provides the Company the ability to grant to any officer, director, or employee of the Company, or any consultant, advisor or independent contractor who provides services to the Company, the opportunity to acquire shares of Common Stock of the Company through the grant of warrants and/or the grant of common stock. The Company reserved 1,000,000 shares of common stock for delivery under the 2012 Plan. Warrants issued and outstanding as of March 31, 2018 and 2017 were 958,004 and 980,004. Warrants expire 10 to 15 years from the grant date and were vested when issued.

On January 29, 2018, 15,000 employee warrants with an exercise price of $0.50 per share were exercised in a cashless transaction at a market price of $3.77756 per share, which was based on the average of the Company’s daily closing prices from January 19-25, 2018 amounting to 13,014 shares. These shares meet the requirements for not being restricted from trading.

As of March 31, 2018, 11,996 warrants are still issuable under the 2012 Plan. There were no warrants issued during the three months ended March 31, 2018 and 2017.

NOTE 8: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $10,100 per vehicle for Retail Series production vehicles and $42,000 per vehicle for Signature Series vehicles for purposes of securing a vehicle production slot. As of March 31, 2018 and December 31, 2017, the Company’s balance of deposits received was approximately $432,000 and $400,000, respectively. As of March 31, 2018 and December 31, 2017, $263,864 and $231,967, respectively, of these deposits were refundable upon demand. Deposits are included in current liabilities in the accompanying balance sheets. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable and any additional deposit required must be paid prior to the start of the manufacturing process.  Customer deposits from related parties total $1,700 as of March 31, 2018 and December 31, 2017.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Litigation

On March 11, 2018, the Company was served with a lawsuit entitled John R Switzer vs W.R. Hambrecht & Co. LLC et al., case number: CGC-18-564904, filed in San Francisco County Superior Court in the State of California.  In this action, the Company has been named as defendants along with our directors and certain executive officers at the time of the completion of its Regulation A offering on September 21, 2017. The action purports to be a class action on behalf of all those who purchased the Company’s common stock in its Regulation A offering alleging violations of Section 12(a)(2) and Section 15 of the Securities Act of 1933, as amended.  The plaintiff is seeking damages in an unspecified amount to be proven at trial. In addition, on March 28, 2018, the Company was served with another lawsuit entitled Jay Mendelson v. Arcimoto, Inc. et al., case number CGC-18-565324, filed in San Francisco County Superior Court in the State of California. In this action the Company has also been named as a defendant along with its directors and certain executive officers at the time of the completion of our Regulation A offering on September 21, 2017.  The factual allegations and alleged violations are substantially similar to the Switzer action and the plaintiff is also seeking damages in an unspecified amount to be proven at trial. The Company believes these lawsuits are without merit and the Company intends to vigorously defend these actions in court.

NOTE 10: SUBSEQUENT EVENTS

Equipment Financing

The Company is seeking financing for its capital equipment purchases. Subsequent to March 31, 2018, the Company has financed an additional $332,600 with monthly payments ranging from $2,085 to $4,748 and a period of 60 months. The company has also received a verbal approval on an additional approximately $705,000 in financing for 60 months.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2018 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Demand for the Retail Series Arcimoto FUV continued to increase throughout 2017. As of March 31, 2018, we had 2,461 FUV pre-orders with small refundable deposits, representing an increase of 1,180, or approximately 92%, from the 1,281 pre-orders as of March 31, 2017. As of May 8, 2018, we had 2,660 pre-orders.

Although we initially contemplated producing approximately 2,000 vehicles in the eighteen months following the closing of our Regulation A offering, management decided to slow the rollout of FUVs post-offering by reducing the total number of vehicles that we anticipate producing in 2018. Our decision was based, in part, on the following factors that became apparent to us in the fourth quarter of 2017:

1.	The substantial public support we received in our Regulation A offering in September and October 2017 allowed us to begin significant portions of the Phase 2 production preparations which we originally contemplated would not commence until twelve months after the closing of our Regulation A offering. The Phase 2 manufacturing process requires additional up-front time to build out the manufacturing facility and redesign the FUV’s upper frame for robotic mass production. Because we anticipate profitability will only be achieved with the margins and volumes possible utilizing the Phase 2 automated manufacturing processes, limiting the number of vehicles built prior to these Phase 2 processes coming online keeps us true to our commitment to capital efficiency.

2.	We experienced a delay in receiving key, single-source component parts from our suppliers of motors, motor controllers, and batteries that were expected in the fourth quarter 2017. Some of these materials were not received until the end of first quarter 2018.

3.	The manufacture of the first two Signature Series vehicles took longer than anticipated, due primarily to the fitting of body panel parts. We are currently using the knowledge we glean from the initial manufacturing processes used in the production of our first Signature Series vehicles to optimize and finalize the design and manufacturing processes for the Beta and Pilot Series FUVs. As a venture that embraces continuous improvement, we will always strive to improving our designs and manufacturing processes.

We anticipate that the procedure to achieve full Phase 2 Retail Series production involves orchestrating many moving parts: scale production supply chain, vehicle design finalization, and key component robotic manufacture. We believe that the adjustments we have made to our plan to scale production more closely aligns each of these objectives and will enhance our chances to achieve profitability sooner than if we had stayed with the sequencing we originally contemplated.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We anticipate initiating Retail Series production beginning in the second half of 2018. Given this plan, our capital expenditure needs include capital costs for the tooling, production equipment and construction of the FUV Arcimoto production line.

Operating expenses grew by approximately 279% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This increase was driven by the beginning of the transformation of Arcimoto from a research and development (“R&D”) operation into a manufacturing company. The number of employees increased by approximately 188%, from 16 as of March 31, 2017 to 46 employees as of March 31, 2018. We moved into a new 30,000 square foot facility, which is approximately 500% larger than our previous 5,000 square foot facility, and, as a result, incurred all of the cost associated with equipping the employees, implementing systems, and running the larger facility. R&D costs increased as we redesigned the FUV for automated production processes, and sales and marketing costs increased due to investor relations expenses associated with being a publicly traded company.

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

For a description of our critical accounting policies and estimates, please refer to the “Summary of Significant Accounting Policies” in Note 3 to our Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018.

Results of Operations

Three months ended March 31, 2018 versus three months ended March 31, 2017

Revenues

We had no revenue from the sales of our vehicles during the quarterly periods ended March 31, 2018 or 2017. We did recognize grant revenue during the three months ended March 31, 2017 amounting to approximately $41,000. Revenues from grants are recognized in the period during which the conditions under the grant have been met and the Company has made payment for the related expense. We believe the loss of such grant revenues will not have a material effect on the Company’s operations.

Operating Expenses

Research and Development Expenses

R&D expenses consist primarily of personnel costs for our engineering and research teams, and prototyping materials expense. R&D expenses for the three months ended March 31, 2018 and 2017 were approximately $1,048,000 and $268,000, respectively. The primary reason for the increase in R&D expenses of $780,000, or 291%, resulted from an increase in engineering salaries and benefits of approximately $384,000 and an increase in R&D materials expense of approximately $279,000.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2018 and 2017 were approximately $356,000 and $85,000, respectively. The primary reasons for the increase in sales and marketing expenses during the three months ended March 31, 2018 of approximately $271,000, or 318%, as compared to the prior period was a $186,000 increase in public relations, marketing, and travel expenses associated with public company investor relations, a $32,000 increase in salary and benefits expenses, and a $45,000 increase in lobbying expense.

General and Administrative Expenses

General and administrative expenses (“G&A”) consist primarily of personnel and facilities costs related to executive, finance, human resources, information technology and legal organizations, as well as legal fees for professional and contract services. G&A expenses for the three months ended March 31, 2018 were approximately $642,000 as compared to approximately $187,000 for the same period last year, representing an increase of approximately $455,000, or 243%. The primary reason for the increase in the current period was due to a $214,000 increase in expenses associated with being a public company (investor relations, insurance, and professional fees), a $32,000 increase in salary and benefits expenses, a $57,000 increase in rent and utilities associated with the new facility, a $12,000 increase in facilities maintenance expense, a $67,000 increase in computer expenses associated with new hiring and moving into the new facility, and a $73,000 increase in depreciation expense.

Interest Expense

Interest expense for the three months ended March 31, 2018 was approximately $4,000 as compared to $10,000 during the three months ended March 31, 2017. The decrease in interest expense was due to higher balances of outstanding debt during the prior period.

Liquidity and Capital Resources

As of March 31, 2018, we had approximately $1,425,000 in cash and cash equivalents and another $9,746,000 in certificates of deposits with maturities between three and nine months representing a decrease in cash and cash equivalents and certificate of deposits of approximately $2,899,000 from December 31, 2017. Sources of cash are predominantly from the sale of equity. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, may provide us with adequate liquidity in the event we are able to achieve the product cost reductions in our current plans. We may raise funds in the future, including with potential equity or debt offerings, subject to market conditions and recognizing that we cannot be certain that additional funds would be available to us on favorable terms or at all. The amount and timing of funds that we may raise is undetermined and would vary based on a number of factors, including our liquidity needs as well as access to current and future sources of liquidity.

Our estimates for tooling and manufacturing capital expenditures for our current FUV production facility will require approximately $5,800,000, of which approximately $3,100,000 has been expended to date. We anticipate utilizing the remaining $2,700,000 by mid-2018.

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash outflows to support the growth of our business in areas such as R&D, sales and marketing and G&A expenses. Our operating cash flows are also affected by our working capital needs to support personnel related expenditures, accounts payable and other current assets and liabilities.

During the three months ended March 31, 2018, cash used in operating activities was approximately $2,788,000, which was primarily the result of our net loss incurred of approximately $2,048,000, an increase in other current assets of $265,000, a decrease in accounts payable of approximately $290,000 and an increase in inventories of approximately $422,000 related to materials for our electric vehicles. These increases in cash outflows were partially offset by an increase in stock-based compensation of $114,000.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relates to the purchases and redemptions of certificates of deposits and capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the three months ended March 31, 2018, the Company purchased and redeemed $5,000,000 and $1,500,000 of certificates of deposits, respectively, and paid approximately $65,000, net of financing, for manufacturing equipment and tooling. The Company had no such purchases or redemptions of certificates of deposits or capital expenditures during the three months ended March 31, 2017.

Cash Flows from Financing Activities

During the three months ended March 31, 2018, net cash used in financing activities was approximately $46,000 compared to net cash provided of $633,000 during the three months ended March 31, 2017. Cash flows used in financing activities during the three months ended March 31, 2018 mainly comprised of payments on capital lease obligations amounting to approximately $75,000, and proceeds from the issuance of our common stock through the exercise of employee stock options of approximately $29,000.  Cash flows provided by financing activities during the three months ended March 31, 2017 consisted primarily of $437,000 in gross proceeds from our Regulation D offering of 87,400 shares of Series A Preferred Stock as well as proceeds from the issuance of convertible debt of $200,000.

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

Based on management’s evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2018, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2018.

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of any changes in our internal controls over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act that occurred during the quarter ended March 31, 2018. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that there has not been any material change in our internal control over financial reporting occurred during the period ended March 31, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business. The section “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 30, 2018, includes a discussion of our current material legal proceedings. There have been no material developments described in those disclosures as of the date of this filing.

Item 1A. Risk Factors.

For information concerning risks associated with our business and industry and risks associated with an investment in our Common Stock, please refer to the “Risk Factors” section in our Annual Report on Form 10-K filed with the SEC on March 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2018, we issued 20,000 shares of restricted common stock in connection with retaining an investor relations firm as a portion of its fees for investor relations services. We issued these shares pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: May 14, 2018	By:	/s/ Mark Frohnmayer
Mark Frohnmayer
President and Chief Executive Officer

