Form 10-Q
period 2018-06-30
Arcimoto Inc
filed 2018-08-14
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 9, 2018, there were approximately 15,993,854 shares of the registrant’s common stock issued and outstanding.

Arcimoto, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ARCIMOTO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,136,934	$7,824,109
Certificates of deposit	5,247,523	6,246,850
Accounts receivable	341	500
Inventory	1,290,548	194,525
Other current assets	1,034,668	401,160
Total current assets	9,710,014	14,667,144

Property and equipment, net	4,555,628	2,434,026
Other long-term assets	38,844	-
Total assets	$14,304,486	$17,101,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$29,764	$663,773
Accrued liabilities	470,949	255,758
Customer deposits	370,824	399,967
Current portion of capital lease obligations	297,315	-
Total current liabilities	1,168,852	1,319,498
Capital lease obligations, net of current portion	1,376,478	-
Total liabilities	2,545,330	1,319,498

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series A-1 preferred stock, no par value, 1,500,000 authorized, none issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	-	-
Common stock, no par value, 20,000,000 authorized, 15,919,215 and 15,872,001 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	27,264,248	27,177,790
Additional paid-in capital	627,537	519,340
Accumulated deficit	(16,132,629)	(11,915,458)
Total stockholders’ equity	11,759,156	15,781,672

Total liabilities and stockholders’ equity	$14,304,486	$17,101,170

See accompanying notes to financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenue
Grant revenue	$-	$-	$-	$40,580
Product sales – related party	282	-	907	-
Product sales	85,050	-	85,082	-
Total revenues	85,332	-	85,989	40,580
Cost of goods sold	95,815	-	95,814	-
Gross profit (loss)	(10,483)	-	(9,825)	40,580

Operating expenses
Research and development	363,652	263,797	1,411,452	531,902
Sales and marketing	418,162	150,358	773,677	235,352
General and administrative	1,400,018	160,158	2,042,166	347,119
Total operating expenses	2,181,832	574,313	4,227,295	1,114,373

Loss from operations	(2,192,315)	(574,313)	(4,237,120)	(1,073,793)

Other income and expense
Interest expense	(16,921)	(10,857)	(20,522)	(21,350)
Other income, net	40,137	48	40,471	60
Net loss	$(2,169,099)	$(585,122)	$(4,217,171)	$(1,095,083)

Weighted-average common shares outstanding - basic and diluted	15,919,215	12,761,712	15,907,958	12,566,449
Net loss per common share - basic and diluted	$(0.14)	$(0.05)	$(0.27)	$(0.09)

See accompanying notes to financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(4,217,171)	$(1,095,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160,255	1,337
Loss on disposal of property and equipment	24,438	-
Stock-based compensation	165,397	85,187
Changes in operating assets and liabilities:
Accounts receivable	159	(29,947)
Inventory	(1,096,024)	(96,836)
Other current assets	(448,800)	(12,234)
Accounts payable	(663,696)	19,940
Accrued liabilities	214,158	64,030
Customer deposits	(29,143)	41,132
Net cash used in operating activities	(5,890,427)	(1,022,474)

INVESTING ACTIVITIES
Purchases of certificates of deposit	(5,250,000)	-
Redemption of certificates of deposit	6,250,000	-
Other long-term assets	(38,844)	-
Proceeds from sale of property and equipment	250	-
Purchases of property and equipment	(709,243)	-
Net cash provided by investing activities	252,163	-

FINANCING ACTIVITIES
Proceeds from sale of stock	-	1,225,500
Proceeds from the exercise of stock options	29,259	-
Payment of offering costs	-	(8,552)
Proceeds from convertible notes payable to related parties	-	100,000
Proceeds from convertible notes payable	-	100,000
Payment of capital lease obligations	(78,170)	-
Repayment of notes payable	-	(51,207)
Net cash provided by (used in) financing activities	(48,911)	1,365,741

Net cash increase (decrease) for period	(5,687,175)	343,267
Cash at beginning of period	7,824,109	414,405
Cash at end of period	$2,136,934	$757,672

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$16,921	$6,476
Cash paid during the period for income taxes	$150	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Portion of equipment acquired through capital leases	$1,751,963	$-
Equipment purchases in accounts payable	$29,685	$-

See accompanying notes to financial statements.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: NATURE OF OPERATIONS

Arcimoto, Inc. (the “Company”) was originally formed on November 21, 2007 as WTP Incorporated, an Oregon Corporation, and later changed its name to Arcimoto, Inc. The Company was founded in order to build products that catalyze the shift to a sustainable transportation system. The first step in this shift has been developing an affordable, daily utility, pure electric vehicle. Over the past ten years, the Company has developed a revolutionary new vehicle platform designed around the needs of everyday drivers. Its main product is the Fun Utility Vehicle® (“FUV”), the first real, affordable, and fossil-free alternative for the vast majority of daily trips. Compared to the average car, the FUV has dropped 3/4 of the weight and 2/3 of the footprint, in order to bring the joy of ultra-efficient, pure electric driving to the masses.

Risks and Uncertainties

The Company has commenced revenue-generating activities, having delivered two FUVs to customers in December 2017, one of which was to a related party, two in June 2018 and two in July 2018. The Company currently has limited production and distribution capabilities and is still in the process setting up facilities to manufacture vehicles on a larger scale. We also do not have a history of higher-scale production and may encounter delays, flaws, or inefficiencies in the manufacturing process, which may prevent or delay us from achieving higher-scale production within our anticipated timeline. We believe that small scale Retail Series production will commence by the end of 2018; however, delays in finalizing the FUV design, receiving machinery, availability of inventory, and machinery tooling customization could delay such estimates.

The Company has limited experience in developing, training and managing a sales force, and will incur substantial additional expenses marketing of its current and future products and services. Developing a full marketing and sales force is also time consuming and could delay launch of our future products and services. In addition, the Company will compete with companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies.

Further, the Company’s business and operations are sensitive to general governmental policy, business and economic conditions in the U.S. and worldwide. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Other developments, including but not limited to economic recessions, trends in vehicle manufacturing, consumer taste, availability of inventory, and changes in government policy related to cars and motorcycles, could have a material adverse effect on the Company’s financial condition and the results of its operations.

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

The Company generated revenues from product sales for the first time in November 2017, and has had limited sales in 2018. The Company has not achieved positive earnings and operating cash flows to enable the Company to finance its operations internally. Funding for the business to date has come primarily through the issuance of equity securities. We may require additional funding in the future to continue to operate in the normal course of business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Although the Company’s objective is to increase its revenues from the sales of its products within the next few years sufficient to generate positive operating and cash flow levels, there can be no assurance that the Company will be successful in this regard. The Company may also need to raise additional capital in order to fund its operations, which it intends to obtain through debt and/or equity offerings. Funds on hand and any follow-on capital, if needed, will be used to invest in our business to expand sales and marketing efforts, enhance our current product by continuing research and development to bring the FUV to retail production, continue to build out and optimize our production facility, and fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2018, and the results of its operations and its cash flows for the three and six months ended June 30, 2018 and 2017. Results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018.

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

Fair Value Measurements

The Company’s financial instruments consist primarily of cash, certificates of deposits, and capital lease obligations. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; and

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments. As of June 30, 2018 and December 31, 2017, the Company did not have any level 2 or level 3 instruments.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2018 and December 31, 2017, the Company held its balance of cash and cash equivalents in two financial institutions, which, at times, exceed the federally insured limits.

Certificates of Deposit

The Company uses certificates of deposit for short-term investments. No more than $250,000 is invested in any single certificate of deposit so that all balances are covered by federally insured limits. As of June 30, 2018 and December 31, 2017, approximately $5,248,000 and $6,247,000, respectively, of the Company’s certificates of deposit had original maturities greater than three months and therefore were not included in cash and cash equivalents.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method “FIFO”) or market. Inventories consist of purchased electric motors, electrical storage and transmission equipment, and component parts. Inventories consist almost entirely of raw materials and component parts as of June 30, 2018 and December 31, 2017. Work-in-progress as of June 30, 2018 was approximately $215,000, with no significant amounts as of December 31, 2017. There were no finished goods at either period end.

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

The estimated useful lives for significant property and equipment categories are as follows:

Computer Equipment and Software	1 – 3 years
Furniture and Fixtures	2 – 7 years
Machinery and Equipment	5 – 10 years
Leasehold Improvements	Shorter of useful or lease life

Customer Deposits

Customer deposits are generally held in a separate deposit account. Revenue is not recognized on customer deposits until the vehicle is shipped to the customer.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, which is when control of the vehicle passes to the customer. The Company’s shipping terms are generally F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. The Company determined that the adoption of Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (“ASC 606”) had no material impact to the Company’s financial statements.

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

Research and Development

Expenses relating to research and development are expensed as incurred. Vehicle and battery research and development expenses consisted of approximately $364,000 and $1,411,000, for the three and six month periods ended June 30, 2018, respectively, and $264,000 and $532,000, for the three and six month periods ended June 30, 2017, respectively.

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

At June 30, 2018 and 2017, the Company excluded the outstanding securities summarized below, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30, 2018	June 30, 2017
Warrants to purchase common stock	958,004	988,004
Stock options to purchase common stock	940,000	742,700
Underwriters warrants	122,238	-
Warrants issued to vendors outside of employee plans	47,000	-
Total	2,067,242	1,730,704

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

Concentrations

During the six months ended June 30, 2018, the Company purchased certain products from one vendor, which accounted for approximately 11% of total purchases. Management believes the loss of this vendor could have an adverse impact on the Company’s operations.

NOTE 4: PROPERTY AND EQUIPMENT

As of June 30, 2018 and December 31, 2017, our property and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Computer equipment and software	$42,361	$60,696
Furniture and fixtures	46,839	50,996
Machinery and equipment	2,253,795	1,658,976
Leasehold improvements	332,146	297,025
Machinery and equipment in process	2,061,938	462,531
	4,737,079	2,530,224
Less: accumulated depreciation	(181,451)	(96,198)
Total	$4,555,628	$2,434,026

Machinery and equipment in process is comprised primarily of tooling and equipment related to the manufacturing of our vehicles. The total purchase commitments for machinery and equipment in process as of June 30, 2018 and December 31, 2017, is approximately $2,389,000 and $574,000, respectively, which include the amounts recorded above and remaining commitments of approximately $327,000 and $111,000, respectively. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use.

Depreciation expense was approximately $87,000 and $160,000 during the three and six months ended June 30, 2018, respectively, and was approximately $1,000 and $1,000 during the three and six months ended June 30, 2017, respectively.

NOTE 5: CAPITAL LEASE OBLIGATIONS

The Company has financed a total of approximately $1,752,000 of its capital equipment purchases with monthly payments ranging from $437 to $8,582, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 4.52% to 9.86%. These lease obligations mature ranging from December 2021 through June 2023 and are secured by approximately $2,143,000 in underlying assets which have $11,397 in accumulated depreciation as of June 30, 2018. The balance of its capital lease obligations was approximately $1,674,000 and $0 as of June 30, 2018 and December 31, 2017, respectively.

NOTE 6: STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, no par value, of which 1,500,000 shares were designated as Series A-1 Preferred Stock. As of June 30, 2018 and December 31, 2017, there were no shares of Series A-1 Preferred Stock issued and outstanding.

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

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, no par value.

The Company has reserved a total of 2,955,800 shares of its common stock pursuant to the equity incentive plans (see Note 7). The Company has 1,898,004 and 1,957,204 stock options and warrants outstanding under these plans as of June 30, 2018 and December 31, 2017, respectively.

During the six month period ended June 30, 2018, the Company issued 20,000 restricted common shares with a fair value of $57,200 based on the closing price of the Company’s stock on the date of grant. This fair value was expensed upon issuance for services rendered. Issuances for the exercise of warrants and options are disclosed in Note 7.

NOTE 7: STOCK-BASED PAYMENTS

The Company grants stock options and warrants pursuant to the 2018 Omnibus Stock Incentive Plan (“2018 Plan”), Amended and Restated 2015 Stock Incentive Plan (“2015 Plan”) and the Second Amended and Restated 2012 Employee Stock Benefit Plan (“2012 Plan”).

Stock-based compensation, including stock-options, warrants and stock issued for compensation is included in the statement of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Research and development	$25,996	$-	$57,011	$-
Sales and marketing	7,522	-	72,373	-
General and administrative	18,283	42,907	36,013	85,187
Total	$51,801	$42,907	$165,397	$85,187

2018 Omnibus Stock Incentive Plan

The 2018 Omnibus Stock Incentive Plan (the “2018 Plan”) was approved by the Board of Directors and then the Company’s shareholders at the Company’s 2018 annual meeting of shareholders held on June 9, 2018. The 2018 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or NQSOs and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 1,000,000 shares of common stock under the 2018 Plan. Awards that are forfeited generally become available for grant under the 2018 Plan. As of June 30, 2018, no grants have been made under the 2018 Plan.

2015 Stock Incentive Plan

The 2015 Stock Incentive Plan (the “2015 Plan”) provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of options that are incentive stock options or NQSOs and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 1,000,000 shares of common stock for delivery under the 2015 Plan. Awards that are forfeited generally become available for grant under the 2015 Plan.

There were no grants made under the 2015 Plan during the six months ended June 30, 2018. See below for the range of variables used in assessing the fair value at the grant date for the options issued during the six months ended June 30, 2017:

June 30, 2017
Annual dividend yield	-
Expected life (years)	6.0-10.0
Risk-free interest rate	2.14-2.46%
Expected volatility	21.3%

Employee stock-based compensation expense included in operating expenses for the six months ended June 30, 2018 and 2017 was $101,230 and $58,192, respectively.

For the NQSOs issued for the six months ended June 30, 2017, vesting was completed on the date of issue. The fair value of these non-employee awards was $22,445 for the six months ended June 30, 2017.

Total compensation cost related to non-vested awards not yet recognized as of June 30, 2018 was $304,755 and will be recognized on a straight-line basis through the end of the vesting periods or December 31, 2020. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

On January 31, 2018, 14,200 employee options were exercised at a price per share of $2.0605 for total proceeds to the Company of $29,259.

As of June 30, 2018, 45,800 options are still issuable under the 2015 Plan.

2012 Employee Stock Benefit Plan

The 2012 Employee Stock Benefit Plan (the “2012 Plan”) provides the Company the ability to grant to directors, employees, consultants, advisors or independent contractors shares of common stock of the Company through the grant of warrants and/or the grant of common stock. The Company reserved 1,000,000 shares of common stock for delivery under the 2012 Plan. Warrants issued and outstanding under the 2012 Plan as of June 30, 2018 and 2017 were 958,004 and 988,004, respectively. Warrants expire 10 to 15 years from the grant date and were vested when issued.

On January 29, 2018, 15,000 employee warrants with an exercise price of $0.50 per share were exercised in a cashless transaction at a market price of $3.77756 per share, which was based on the average of the Company’s daily closing prices from January 19-25, 2018, amounting to 13,014 shares.

As of June 30, 2018, 11,996 warrants are still issuable under the 2012 Plan.

The Company recorded $6,966 in stock compensation expense on warrants that vested during the six months ended June 30, 2018 issued outside the 2012 Plan in the prior year.

NOTE 8: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $10,100 per vehicle for Retail Series production vehicles and $42,000 per vehicle for Signature Series vehicles for purposes of securing a vehicle production slot. As of June 30, 2018 and December 31, 2017, the Company’s balance of deposits received was approximately $371,000 and $400,000, respectively. As of June 30, 2018 and December 31, 2017, $286,824 and $231,967, respectively, of these deposits were refundable upon demand. Deposits are included in current liabilities in the accompanying balance sheets. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable and any additional deposit required must be paid prior to the start of the manufacturing process.  Customer deposits from related parties total $1,700 as of June 30, 2018 and December 31, 2017.

NOTE 9: COMMITMENTS AND CONTINGENCIES

On June 7, 2018, the Company entered into a lease for an approximately 5,291 square foot commercial industrial office space in Eugene, Oregon. The month-to-month lease began on June 11, 2018, and can be terminated with sixty days notice. Rent is $4,500 per month. The space is being used for research, development, manufacturing, service and office.

An additional security deposit of $38,844 was paid during the six months ended June 30, 2018 for our primary facility in Eugene, Oregon, due to certain conditions related to access of capital lease equipment.

Litigation

On March 11, 2018, the Company was served with a lawsuit entitled John R Switzer vs W.R. Hambrecht & Co. LLC et al., Case Number: CGC-18-564904, filed in San Francisco County Superior Court in the State of California.  In this action, the Company has been named as a defendant along with five individuals who were directors and/or executive officers at the time of the completion of the Company’s Regulation A offering on September 21, 2017. The action is styled as a putative class action, alleged on behalf of all those who purchased the Company’s common stock in its Regulation A offering. The plaintiff has alleged violations of Section 12(a)(2) and Section 15 of the Securities Act of 1933, as amended, and is seeking damages in an unspecified amount to be proven at trial. In addition, on March 28, 2018, the Company was served with another lawsuit entitled Jay Mendelson v. Arcimoto, Inc. et al., Case Number CGC-18-565324, filed in San Francisco County Superior Court in the State of California. In that action, which is styled as a putative class action, the Company has also been named as a defendant along with the same individuals who were directors and/or executive officers at the time of the completion of our Regulation A offering on September 21, 2017.  The allegations and claims made in the Mendelson action are substantially similar to those of the Switzer action and the plaintiff also is seeking damages in an unspecified amount to be proven at trial. The two actions were consolidated into a single lawsuit on May 28, 2018. The Company believes that the consolidated lawsuit is without merit and intends to vigorously defend itself against these claims in court. On July 30, 2018, counsel for the Company filed a Demurrer to the consolidated complaint, seeking its dismissal.

NOTE 10: SUBSEQUENT EVENTS

In July 2018, 45,000 employee warrants under the 2012 Plan with an exercise price of $0.50 per share were exercised in cashless transactions based on the quoted market closing price of the Company’s common stock for the preceding five days prior to exercise, resulting in 39,639 shares being issued.

In August 2018, the Company issued 35,000 restricted common shares with a fair value of $138,250 based on the closing price of the Company’s stock on the date of grant. This fair value was expensed upon issuance for services rendered.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2018 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We design, develop, manufacture, and sell ultra-efficient fully electric vehicles. We achieved limited production and delivered our first Signature Series vehicles at the end of 2017, with the remainder of the Signature Series vehicle limited production and delivery completed in the third quarter of 2018. We anticipate that Beta development and design lock will be completed and Pilot and Retail Series production will follow by the end of 2018.

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Demand for the Retail Series Arcimoto FUV continued to increase throughout 2018. As of June 30, 2018, we had 2,800 FUV pre-orders with small refundable deposits, representing an increase of 1,277, or approximately 84%, from the 1,523 pre-orders as of June 30, 2017. As of August 6, 2018, we had 2,907 pre-orders.

Although we initially contemplated producing approximately 2,000 vehicles in the eighteen months following the closing of our Regulation A offering, management decided to slow the rollout of FUVs post-offering by reducing the total number of vehicles that we anticipate producing in 2018. Our decision was based, in part, on the following factors that became apparent to us in the fourth quarter of 2017:

1.	The substantial public support we received in our Regulation A offering in September and October 2017 allowed us to begin significant portions of the Phase 2 production preparations which we originally contemplated would not commence until twelve months after the closing of our Regulation A offering. The Phase 2 manufacturing process requires additional up-front time to build out the manufacturing facility and redesign the FUV’s upper frame for robotic mass production. Because we anticipate profitability will only be achieved with the margins and volumes possible utilizing the Phase 2 automated manufacturing processes, limiting the number of vehicles built prior to these Phase 2 processes coming online, keeps us true to our commitment to capital efficiency.

2.	We experienced a delay in receiving key, single-source component parts from our suppliers of motors, motor controllers, and batteries that were expected in the fourth quarter 2017. Some of these materials were not received until the end of first quarter 2018. These supplier delays have continued throughout 2018.

3.	The manufacture of the first two Signature Series vehicles took longer than anticipated, due primarily to the fitting of body panel parts. We are currently using the knowledge we glean from the initial manufacturing processes used in the production of our first Signature Series vehicles to optimize and finalize the design and manufacturing processes for the Beta and Pilot Series FUVs. As a venture that embraces continuous improvement, we strive to improve our designs and manufacturing processes.

We anticipate that achieving full Phase 2 Retail Series production will involve many moving parts including, but not limited to, the scale production supply chain, vehicle design finalization, and key component robotic manufacture. We believe that the adjustments we have made to our plan to scale production more closely aligns each of these objectives and will enhance our chances to achieve profitability sooner than if we had stayed with the sequencing we originally contemplated.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We anticipate initiating Retail Series production by year end 2018. Given this plan, our capital expenditure needs include capital costs for the tooling, production equipment and construction of the FUV Arcimoto production line.

Operating expenses grew by approximately 279% for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This increase was driven by the beginning of the transformation of Arcimoto from a research and development (“R&D”) operation into a manufacturing company. The number of employees increased by approximately 209%, from 22 as of June 30, 2017 to 68 employees as of June 30, 2018. In December 2017, we moved into a new 30,000 square foot facility from our previous 5,000 square foot facility. In June 2018, we added 5,291 square feet of R&D, manufacturing, service and office space and, as a result, incurred cost associated with equipping the employees, implementing systems, and running the larger facilities. R&D costs increased during the six months ended June 30, 2018 as we redesigned the FUV for automated production processes, and sales and marketing costs increased due to investor relations expenses associated with being a publicly traded company. General and administrative cost continues to increase as we build out manufacturing, service and regulatory processes and operate as a public company.

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

Results of Operations

Three months ended June 30, 2018 versus three months ended June 30, 2017

Revenues

We had approximately $85,000 in revenue, comprising of $84,000 in revenue from the sales of our vehicles, and approximately $1,000 in revenue from merchandise, and outside metal fabrication during the quarterly period ended June 30, 2018. There was no such revenue for the quarterly period ended June 30, 2017.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our engineering and research teams and prototyping materials expense. R&D expenses for the three months ended June 30, 2018 and 2017 were approximately $364,000 and $264,000, respectively. The primary reason for the increase in R&D expenses of $100,000, or 38%, resulted from an increase in engineering salaries and benefits of approximately $153,000 and an increase in computer expense for new employees of $25,000, offset by a reduction in R&D materials expense of approximately $78,000.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the three months ended June 30, 2018 and 2017 were approximately $418,000 and $150,000, respectively. The primary reasons for the increase in sales and marketing expenses during the three months ended June 30, 2018 of approximately $268,000 or 178%, as compared to the prior period was an $133,000 increase in public relations, marketing, and travel expenses associated with public company investor relations, a $110,000 increase in salary and benefits expenses, and a $23,000 increase in lobbying expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as certain human capital and related costs generally included in manufacturing that are being utilized to set-up operations associated with workflow, regulatory compliance, materials, service, quality, and legal organizations, as well as legal fees for professional and contract services. G&A expenses for the three months ended June 30, 2018 were approximately $1,400,000 as compared to approximately $160,000 for the same period last year, representing an increase of approximately $1,240,000, or 774%. The primary reasons for the increase in the current period was due to a $530,000 increase in salary and benefits associated with developing our manufacturing, materials, service, quality and compliance, and other operations, a $304,000 increase in expenses associated with being a public company (investor relations, insurance, and professional fees), a $105,000 increase in supplies and materials, a $72,000 increase in computer expenses associated with new hires and moving into the new facility, an $87,000 increase in depreciation expense, a $41,000 increase in rent and utilities associated with the new facility and an $81,000 increase in other costs associated with the build out of operations.

Interest Expense

Interest expense for the three months ended June 30, 2018 was approximately $17,000, as compared to $11,000 during the three months ended June 30, 2017. The increase in interest expense was due to increasing balances of equipment capital leases.

Six months ended June 30, 2018 versus six months ended June 30, 2017

Revenues

We had approximately $86,000 in revenue, comprising of $84,000 in revenue from the sales of our vehicles and approximately $2,000 in revenue from merchandise and outside metal fabrication during the six-month period ended June 30, 2018. There was no such revenue from the sale of our vehicles for the six-month period ended June 30, 2017 with us receiving only $40,580 of grant revenue.

Operating Expenses

Research and Development Expenses

R&D expenses consist primarily of personnel costs for our engineering and research teams as well as prototyping materials expense. R&D expenses for the six months ended June 30, 2018 and 2017 were approximately $1,411,000 and $532,000, respectively. The primary reasons for the increase in R&D expenses of approximately $880,000, or 165%, include an increase in engineering salaries and benefits of approximately $553,000, an increase in R&D materials expense of approximately $200,000, an increase in computer expense for new employees of approximately $49,000, an increase in tools and equipment expense of approximately $44,000 and an increase in shipping cost of approximately $21,000.

Sales and Marketing Expenses

S&M expenses for the six months ended June 30, 2018 and 2017 were approximately $774,000 and $235,000, respectively. The primary reasons for the increase in S&M expenses during the six months ended June 30, 2018 of approximately $538,000 or 229%, as compared to the prior period was a $319,000 increase in public relations, marketing, and travel expenses associated with public company investor relations, a $138,000 increase in salary and benefits expenses, and a $68,000 increase in lobbying expense.

General and Administrative Expenses

G&A expenses consist primarily of personnel and facilities costs related to executive, finance, human resources, IT, as well as certain human capital and related costs generally included in manufacturing that are being utilized to set-up operations associated with workflow, regulatory compliance, materials, service, quality, and legal organizations, as well as legal fees for professional and contract services. G&A expenses for the six months ended June 30, 2018 were approximately $2,042,000 as compared to approximately $347,000 for the same period last year, representing an increase of approximately $1,695,000, or 488%. The primary reasons for the increase in the current period were a $582,000 increase in salary and benefits associated with developing our manufacturing, materials, service, quality and compliance, and other operations, a $521,000 increase in expenses associated with being a public company (investor relations, insurance, and professional fees), a $160,000 increase in depreciation expense, a $139,000 increase in computer expenses associated with new hires and moving into the new facility, a $132,000 increase in manufacturing supplies expense, and a $98,000 increase in rent and utilities associated with the new facility.

Interest Expense

Interest expense for the six months ended June 30, 2018 was approximately $21,000, as compared to $21,000 during the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had approximately $2,137,000 in cash and cash equivalents and another $5,248,000 in certificates of deposits with maturities between three and nine months representing a decrease in cash and cash equivalents and certificate of deposits of approximately $6,687,000 from December 31, 2017. Sources of cash were predominantly from the sale of equity. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, may provide us with liquidity through year end. We may raise funds in the future, including with potential equity or debt offerings, subject to market conditions and recognizing that we cannot be certain that additional funds would be available to us on favorable terms or at all. The amount and timing of funds that we may raise is undetermined and would vary based on a number of factors, including our liquidity needs as well as access to current and future sources of liquidity.

Our estimates for tooling and manufacturing capital expenditures for our current FUV production facility will require approximately $4,816,000, of which approximately $4,316,000 has been expended to date. We anticipate utilizing the remaining $500,000 by the end of the third quarter 2018.

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

During the six months ended June 30, 2018, cash used in operating activities was approximately $5,890,000, which was primarily the result of our net loss incurred of approximately $4,217,000, an increase in other current assets of $449,000, a decrease in accounts payable of approximately $664,000 and an increase in inventories of approximately $1,096,000 related to materials for our electric vehicles. These increases in cash outflows were partially offset by stock-based compensation of $165,000.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relates to the purchases and redemptions of certificates of deposits and capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the six months ended June 30, 2018, the Company purchased and redeemed $5,250,000 and $6,250,000 of certificates of deposits, respectively, and paid approximately $709,000, net of financing, for manufacturing equipment and tooling. The Company had no such purchases or redemptions of certificates of deposits or capital expenditures during the six months ended June 30, 2017.

Cash Flows from Financing Activities

During the six months ended June 30, 2018, net cash used in financing activities was approximately $49,000, compared to net cash provided of $1,366,000 during the six months ended June 30, 2017. Cash flows used in financing activities during the six months ended June 30, 2018 mainly comprised of payments on capital lease obligations amounting to approximately $78,000, and proceeds from the issuance of our common stock through the exercise of employee stock options of approximately $29,000.  Cash flows provided by financing activities during the six months ended June 30, 2017 consisted primarily of $1,226,000 in gross proceeds from our Regulation D offering of 245,100 shares of Series A Preferred Stock as well as proceeds from the issuance of convertible debt of $200,000.

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

Based on management’s evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2018, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2018.

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of any changes in our internal controls over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act that occurred during the quarter ended June 30, 2018. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that there has not been any material change in our internal control over financial reporting occurred during the period ended June 30, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business. For information on our litigation matters, see “Litigation” under Note 9 of the Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors.

Smaller reporting companies such as us are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.4	Arcimoto, Inc. 2018 Omnibus Stock Incentive Plan.	8-K		10.4	June 13, 2018
10.5	Form of Notice of Stock Option Grant.	8-K		10.5	June 13, 2018
10.6	Form of Restricted Stock Award Agreement.	8-K		10.6	June 13, 2018
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: August 14, 2018	By:	/s/ Mark Frohnmayer
Mark Frohnmayer
President and Chief Executive Officer

