Form 10-Q
period 2018-09-30
Arcimoto Inc
filed 2018-11-16
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 5, 2018, there were approximately 16,027,441 shares of the registrant’s common stock issued and outstanding.

Arcimoto, Inc.

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ARCIMOTO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,371,903	$7,824,109
Certificates of deposit	749,815	6,246,850
Accounts receivable	1,035	500
Inventory	1,907,553	194,525
Other current assets	1,617,990	401,160
Total current assets	6,648,296	14,667,144

Property and equipment, net	5,128,263	2,434,026
Other long-term assets	38,844	-
Total assets	$11,815,403	$17,101,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$98,494	$663,773
Accrued liabilities	627,240	255,758
Customer deposits	395,224	399,967
Current portion of capital lease obligations	367,975	-
Current portion of warranty accrual	8,400	-
Total current liabilities	1,497,333	1,319,498
Capital lease obligations, net of current portion	1,572,320	-
Warranty accrual	16,800	-
Total liabilities	3,086,453	1,319,498

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series A-1 preferred stock, no par value, 1,500,000 authorized, none issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	-	-
Common stock, no par value, 20,000,000 authorized, 16,016,739 and 15,872,001 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	27,402,498	27,177,790
Additional paid-in capital	705,206	519,340
Accumulated deficit	(19,378,754)	(11,915,458)
Total stockholders’ equity	8,728,950	15,781,672

Total liabilities and stockholders’ equity	$11,815,403	$17,101,170

See accompanying notes to financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenue
Grant revenue	$-	$-	$-	$40,580
Product sales – related party	-	-	907	-
Product sales	5,793	-	90,875	-
Total revenues	5,793	-	91,782	40,580
Cost of goods sold	31,625	-	127,439	-
Gross profit (loss)	(25,832)	-	(35,657)	40,580

Operating expenses
Research and development	779,367	288,311	2,190,819	820,213
Sales and marketing	385,738	242,858	1,159,415	478,210
General and administrative	2,054,062	155,568	4,096,227	502,687
Total operating expenses	3,219,167	686,737	7,446,461	1,801,110

Loss from operations	(3,244,999)	(686,737)	(7,482,118)	(1,760,530)

Other income and (expense)
Interest expense	(36,984)	(9,261)	(57,506)	(30,611)
Other income, net	35,857	1,429	76,328	1,489
Net loss	$(3,246,126)	$(694,569)	$(7,463,296)	$(1,789,652)

Weighted-average common shares outstanding - basic and diluted	15,973,816	13,181,828	15,930,152	12,773,830
Net loss per common share - basic and diluted	$(0.20)	$(0.05)	$(0.47)	$(0.14)

See accompanying notes to financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(7,463,296)	$(1,789,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	281,600	2,006
Loss on disposal of property and equipment	24,486	-
Stock-based compensation	381,316	121,482
Changes in operating assets and liabilities:
Accounts receivable	(535)	83
Inventory	(1,713,022)	(173,674)
Other current assets	(1,216,829)	(99,191)
Accounts payable	(592,607)	117,542
Accrued liabilities	396,683	39,093
Customer deposits	(4,743)	65,732
Net cash used in operating activities	(9,906,947)	(1,716,579)

INVESTING ACTIVITIES
Purchases of certificates of deposit	(5,250,000)	-
Redemption of certificates of deposit	10,750,000	-
Other long-term assets	(38,844)	-
Proceeds from sale of property and equipment	250	-
Purchases of property and equipment	(878,109)	-
Net cash provided by investing activities	4,583,297	-

FINANCING ACTIVITIES
Proceeds from sale of stock	-	20,314,421
Proceeds from the exercise of stock options	29,259	-
Payment of offering costs	-	(1,289,021)
Proceeds of convertible notes payable to related parties	-	170,000
Proceeds from convertible notes payable	-	100,000
Proceeds from note payable to related party	-	5,000
Repayment of note payable	-	(325,000)
Payment of capital lease obligations	(157,815)	-
Repayment of convertible notes payable to related parties	-	(70,000)
Net cash provided by (used in) financing activities	(128,556)	18,905,400

Net cash increase (decrease) for period	(5,452,206)	17,188,821
Cash at beginning of period	7,824,109	414,405
Cash at end of period	$2,371,903	$17,603,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$36,984	$10,531
Cash paid during the period for income taxes	$150	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Portion of equipment acquired through capital leases	$2,093,067	$-
Insurance finance agreement	$129,564	$-
Equipment purchases in accounts payable	$27,400	$-
Notes payable to related parties and accrued interest converted to common stock	$-	$156,166
Notes payable and accrued interest converted to common stock	$-	$316,701

See accompanying notes to financial statements.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: NATURE OF OPERATIONS

Arcimoto, Inc. (the “Company”) was originally formed on November 21, 2007 as WTP Incorporated, an Oregon Corporation, and later changed its name to Arcimoto, Inc. The Company was founded in order to build products that catalyze the shift to a sustainable transportation system. The first step in this shift has been developing an affordable, daily utility, pure electric vehicle. Over the past eleven years, the Company has developed a revolutionary new vehicle platform designed around the needs of everyday drivers. Its main product is the Fun Utility Vehicle® (“FUV”), the first real, affordable, and fossil-free alternative for the vast majority of daily trips. Compared to the average car, the FUV has dropped 3/4 of the weight and 2/3 of the footprint, in order to bring the joy of ultra-efficient, pure electric driving to the masses.

Risks and Uncertainties

The Company currently has limited production and distribution capabilities and is still in the process of setting up facilities to manufacture vehicles on a larger scale. We also do not have a history of higher-scale production and may encounter delays, flaws, or inefficiencies in the manufacturing process, which may prevent or delay us from achieving higher-scale production within our anticipated timeline. We believe that small scale Retail Series production will commence by early 2019; however, delays in finalizing the FUV design, availability of inventory, and machinery tooling customization could delay such estimates.

At the end of October 2018, Arcimoto opened its first vehicle rental test location in Eugene, Oregon. We used this location primarily as a test bed for developing the rental operations. Part of our strategy is to use vehicle rentals to generate a positive cash flow from customer test drive activities. We have faced certain obstacles to the rental strategy including from the insurance industry’s reluctance to issue rental liability insurance to a manufacturer operating a rental business for their own vehicles, auto insurance companies being unwilling to extend their customer’s auto coverage to the rental of three wheeled vehicles or to motorcycles, and the reluctance of insurers to offer SLI (supplemental liability insurance) for operators of motorcycle rental facilities to sell to their customers. We have acquired rental liability insurance and are pursuing SLI for us to offer to our rental customers. As with any strategy, there is the risk that the rental business will not be successful. We learned a great deal from this short-term test that we believe will help us refine our rental operations in preparation for a planned reopening of the Oregon rental facility and potential launch of the San Diego rental operation after Retail FUV production has commenced.

As of September 30, 2018, we have $1.9 million in inventory and another $1.4 million in prepaid inventory not received yet. Our motors and motor controllers are long lead time parts requiring payment in advance.

The Company has limited experience in developing, training and managing a sales force, and will incur substantial additional expenses marketing its current and future products and services. Developing a full marketing and sales force is also time consuming and could delay launch of our future products and services. In addition, the Company will compete with companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies.

Further, the Company’s business and operations are sensitive to general governmental policy, business and economic conditions in the United States and worldwide. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Other developments, including but not limited to economic recessions, trends in vehicle manufacturing, consumer taste, availability of inventory, and changes in government policy related to cars and motorcycles, could have a material adverse effect on the Company’s financial condition and the results of its operations.

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

The Company generated revenues for the first time in December 2017,and has had limited sales in 2018. The Company has not achieved positive earnings and operating cash flows to enable the Company to finance its operations internally. Funding for the business to date has come primarily through the issuance of equity securities. We will require additional funding by the end of November 2018 to continue to operate in the normal course of business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Although the Company’s objective is to increase its revenues from the sales of its products within the next few years sufficient to generate positive operating and cash flow levels, there can be no assurance that the Company will be successful in this regard. The Company will need to raise additional capital to fund its operations, which it intends to obtain through debt and/or equity offerings. Funds on hand and any follow-on capital, will be used to invest in our business to expand sales and marketing efforts, enhance our current product by continuing research and development to bring the FUV to retail production, continue to build custom tooling and optimize our production facility, and fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2018, and the results of its operations and its cash flows for the three and nine months ended September 30, 2018 and 2017. Results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018.

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments. As of September 30, 2018 and December 31, 2017, the Company did not have any level 2 or level 3 instruments.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2018 and December 31, 2017, the Company held its balance of cash and cash equivalents in two financial institutions, which, at times, exceed the federally insured limits.

Certificates of Deposit

The Company uses certificates of deposit for short-term investments. No more than $250,000 is invested in any single certificate of deposit so that all balances are covered by federally insured limits. As of September 30, 2018 and December 31, 2017, approximately $750,000 and $6,247,000, respectively, of the Company’s certificates of deposit had original maturities greater than three months and therefore were not included in cash and cash equivalents.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method “FIFO”) or market. Inventories consist of purchased electric motors, electrical storage and transmission equipment, and component parts. Inventories consisted almost entirely of raw materials and component parts as of December 31, 2017. Work-in-progress as of September 30, 2018 was approximately $22,000, with no significant amounts as of December 31, 2017. There were $505,773 in Finished Goods at September 30, 2018, with no significant amounts as of December 31, 2017.

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

Customer Deposits

Refundable customer deposits are generally held in a separate deposit account. Revenue is not recognized on refundable customer deposits until the deposit is applied to a non-refundable vehicle order, the vehicle manufacturing process is completed, the vehicle is ready for pickup by or delivery to the customer.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This generally occurs when products are ready for pickup by or delivery to the customer in accordance with the sales agreement or purchase order, which is when control of the vehicle passes to the customer. The Company’s shipping terms are generally F.O.B. shipping point, where title is transferred, and revenue is recognized when the products are shipped to or picked up by customers. The Company determined that the adoption of Accounting Standards Update No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers” (“ASC 606”) had no material impact to the Company’s financial statements.

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

Research and Development

Expenses relating to research and development are expensed as incurred. Vehicle and battery research and development expenses consisted of approximately $779,000 and $2,191,000, for the three and nine month periods ended September 30, 2018, respectively, and $288,000 and $820,000, for the three and nine month periods ended September 30, 2017, respectively.

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

At September 30, 2018 and 2017, the Company excluded the outstanding securities summarized below, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30, 2018	September 30, 2017
Warrants to purchase common stock	893,004	973,004
Stock options to purchase common stock	1,497,472	742,700
Underwriters warrants	122,238	-
Warrants issued to vendors outside of employee plans	47,000	-
Total	2,559,714	1,715,704

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. ASU 2018-13 removes certain disclosures, modifies others and introduces additional disclosure requirements for entities. The amendments in ASU 2018-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We do not believe the adoption of ASU 2018-13 will have a material effect on our financial statements and their disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): “Improvements to Nonemployee Share-Based Payment Accounting”. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This ASU expands the scope of Accounting Standards Codification Topic 718, “Compensation - Stock Compensation”, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We are currently assessing the impact of this ASU on our financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which significantly changes the accounting for operating leases by lessees. The accounting applied by lessors is largely unchanged from that applied under previous guidance. The new guidance requires lessees to recognize lease assets and lease liabilities in the balance sheet, initially measured at the present value of the lease payments, for leases which were classified as operating leases under previous guidance. Lease cost included in the statement of income will be calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Lessees may make an accounting policy election to exclude leases with a term of 12 months or less from the requirement to record related assets and liabilities. The new standard is effective for public companies for fiscal years beginning after December 15, 2018. The Company plans to adopt the new standard effective for periods after December 31, 2018. The Company does not expect the adoption of this standard to have a material impact on its results of operations or cash flows; however, the Company has not determined the impact the adoption of this new standard will have on its financial position.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Concentrations

During the nine months ended September 30, 2018, the Company purchased certain products from one vendor, which accounted for approximately 45% of total purchases. Management believes the loss of this vendor could have an adverse impact on the Company’s operations.

NOTE 4: PROPERTY AND EQUIPMENT

As of September 30, 2018 and December 31, 2017, our property and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Computer equipment and software	$42,361	$60,696
Furniture and fixtures	46,839	50,996
Machinery and equipment	4,107,580	1,658,976
FUV rental fleet	225,373	-
Leasehold improvements	349,008	297,025
Machinery and equipment in process	659,746	462,531
	5,430,907	2,530,224
Less: accumulated depreciation	(302,644)	(96,198)
Total	$5,128,263	$2,434,026

Machinery and equipment in process is comprised primarily of leasehold improvements, tooling and equipment related to the manufacturing of our vehicles. The total purchase commitments for machinery and equipment in process as of September 30, 2018 and December 31, 2017, is approximately $660,000 and $574,000, respectively, which include the amounts recorded above and remaining commitments of approximately $0 and $111,000, respectively. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use.

Depreciation expense was approximately $121,000 and $281,000 during the three and nine months ended September 30, 2018, respectively, and was approximately $1,000 and $2,000 during the three and nine months ended September 30, 2017, respectively.

NOTE 5: CAPITAL LEASE OBLIGATIONS

As of September 30, 2018, the Company has financed a total of approximately $2,093,000 of its capital equipment purchases with monthly payments ranging from $437 to $8,582, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 4.52% to 9.86%. Total monthly capital lease payments as of September 30, 2018 are $42,669. These lease obligations mature ranging from December 2021 through August 2023 and are secured by approximately $2,501,000 in underlying assets which have $51,601 in accumulated depreciation as of September 30, 2018. The balance of capital lease obligations were approximately $1,940,000 and $0 as of September 30, 2018 and December 31, 2017, respectively.

NOTE 6: STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, no par value, of which 1,500,000 shares were designated as Series A-1 Preferred Stock. As of September 30, 2018 and December 31, 2017, there were no shares of Series A-1 Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, no par value.

The Company has reserved a total of 2,877,800 shares of its common stock pursuant to the equity incentive plans (see Note 7). The Company has 2,390,476 and 1,957,204 stock options and warrants outstanding under these plans as of September 30, 2018 and December 31, 2017, respectively.

During the nine-month period ended September 30, 2018, the Company issued 55,000 restricted common shares for investor relation services, with a fair value of $195,450 based on the closing price of the Company’s stock on the date of grant. This fair value was expensed upon issuance for services rendered. Issuances for the exercise of warrants and options are disclosed in Note 7.

NOTE 7: STOCK-BASED PAYMENTS

The Company grants stock options and warrants pursuant to the 2018 Omnibus Stock Incentive Plan (“2018 Plan”), Amended and Restated 2015 Stock Incentive Plan (“2015 Plan”) and the Second Amended and Restated 2012 Employee Stock Benefit Plan (“2012 Plan”).

Stock-based compensation, including stock-options, warrants and stock issued for compensation is included in the statement of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Research and development	$28,418	$-	$85,429	$-
Sales and marketing	11,588	-	83,961	-
General and administrative	175,913	36,294	211,926	121,482
Total	$215,919	$36,294	$381,316	$121,482

2018 Omnibus Stock Incentive Plan

The 2018 Plan was approved by the Board of Directors and then the Company’s shareholders at the Company’s 2018 annual meeting of shareholders held on June 9, 2018. The 2018 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or non-qualified stock options (“NQSOs”) and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 1,000,000 shares of common stock under the 2018 Plan. Awards that are forfeited generally become available for grant under the 2018 Plan.

On September 1, 2018, 617,000 options were issued under the 2018 Plan, 20,000 of those grants were forfeited, leaving 597,000 grants outstanding none of which have vested under the 2018 Plan as of September 30, 2018. See below for the range of variables used in assessing the fair value at the grant date for the options issued during the nine months ended September 30, 2018:

September 30, 2018
Annual dividend yield	-
Expected life (years)	6.0-10.0
Risk-free interest rate	2.78-2.86%
Expected volatility	36.2%

Employee stock-based compensation expense included in operating expenses for the three and nine months ended September 30, 2018 was $27,377.

For options issued to a non-employee contractor for the three and nine months ended September 30, 2018, vesting was completed on the date of issue. The fair value of these non-employee awards was $1,112 for the three and nine months ended September 30, 2018.

Total compensation cost related to non-vested awards issued on September 1, 2018 under the 2018 Plan not yet recognized as of September 30, 2018 was $1,000,177 and will be recognized on a straight-line basis through the end of the vesting periods which is September 30, 2021. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

2015 Stock Incentive Plan

The 2015 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of options that are incentive stock options or NQSOs and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 1,000,000 shares of common stock for delivery under the 2015 Plan. Awards that are forfeited generally become available for grant under the 2015 Plan.

There were no grants made under the 2015 Plan during the nine months ended September 30, 2018. See below for the range of variables used in assessing the fair value at the grant date for the options issued during the nine months ended September 30, 2017:

September 30, 2017
Annual dividend yield	-
Expected life (years)	6.0-10.0
Risk-free interest rate	2.14-2.46%
Expected volatility	21.3%

Employee stock-based compensation expense included in operating expenses for the nine months ended September 30, 2018 and 2017 was $150,410 and $94,487, respectively. Employee stock-based compensation expense included in operating expenses for the three months ended September 30, 2018 and 2017 was $49,180 and $36,294, respectively.

For the NQSOs issued for the nine months ended September 30, 2017, vesting was completed on the date of issue. The fair value of these non-employee awards was $22,445 for the nine months ended September 30, 2017.

Total compensation cost related to non-vested awards not yet recognized as of September 30, 2018 was $252,799 and will be recognized on a straight-line basis through the end of the vesting periods or December 31, 2020. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

On January 31, 2018, 14,200 employee options were exercised at a price per share of $2.0605 for total proceeds to the Company of $29,259.

On September 24, 2018, 13,000 employee options with an exercise price of $2.50 per share were exercised in a cashless transaction at a market price of $4.202 per share, which was based on the average of the Company’s daily closing prices from September 17-21, 2018, amounting to 5,265 common shares issued.

As of September 30, 2018, 72,328 options are still issuable under the 2015 Plan.

2012 Employee Stock Benefit Plan

The 2012 Plan provides the Company the ability to grant to directors, employees, consultants, advisors or independent contractors shares of common stock of the Company through the grant of warrants and/or the grant of common stock. The Company reserved 1,000,000 shares of common stock for delivery under the 2012 Plan. Warrants issued and outstanding under the 2012 Plan as of September 30, 2018 and 2017 were 893,004 and 973,004, respectively. Warrants expire 10 to 15 years from the grant date and were vested when issued.

On January 29, 2018, 15,000 employee warrants with an exercise price of $0.50 per share were exercised in a cashless transaction at a market price of $3.77756 per share, which was based on the average of the Company’s daily closing prices from January 19-25, 2018, amounting to 13,014 shares.

On July 10, 2018, 15,000 employee warrants with an exercise price of $0.50 per share were exercised in a cashless transaction at a market price of $4.403 per share, which was based on the average of the Company’s daily closing prices from July 2-7, 2018, amounting to 13,296 shares.

On July 17, 2018, 30,000 employee warrants with an exercise price of $0.50 per share were exercised in a cashless transaction at a market price of $4.102 per share, which was based on the average of the Company’s daily closing prices from July 10-16, 2018, amounting to 26,343 shares.

On September 24, 2018, 20,000 employee warrants with an exercise price of $0.50 per share were exercised in a cashless transaction at a market price of $4.202 per share, which was based on the average of the Company’s daily closing prices from September 17-21, 2018, amounting to 17,620 shares.

As of September 30, 2018, 11,996 warrants are still issuable under the 2012 Plan.

The Company recorded $6,966 in stock compensation expense on warrants that vested during the nine months ended September 30, 2018 issued outside the 2012 Plan in the prior year.

NOTE 8: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $10,100 per vehicle for Retail Series production vehicles and $42,000 per vehicle for Signature Series vehicles for purposes of securing a vehicle production slot. As of September 30, 2018 and December 31, 2017, the Company’s balance of deposits received was approximately $395,000 and $400,000, respectively. As of September 30, 2018 and December 31, 2017, $311,000 and $231,967, respectively, of these deposits were refundable upon demand. Deposits are included in current liabilities in the accompanying balance sheets. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable and any additional deposit required must be paid prior to the start of the manufacturing process. Customer deposits from related parties total $1,400 and $1,700 as of September 30, 2018 and December 31, 2017, respectively.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Litigation

On March 11, 2018, the Company was served with a lawsuit entitled John R Switzer vs W.R. Hambrecht & Co. LLC et al., Case Number: CGC-18-564904, filed in San Francisco County Superior Court in the State of California. In this action, the Company has been named as a defendant along with five individuals who were directors and/or executive officers at the time of the completion of the Company’s Regulation A offering on September 21, 2017. The action is styled as a putative class action, alleged on behalf of all those who purchased the Company’s common stock in its Regulation A offering. The plaintiff has alleged violations of Section 12(a)(2) and Section 15 of the Securities Act of 1933, as amended, and is seeking damages in an unspecified amount to be proven at trial. In addition, on March 28, 2018, the Company was served with another lawsuit entitled Jay Mendelson v. Arcimoto, Inc. et al., Case Number CGC-18-565324, filed in San Francisco County Superior Court in the State of California. In that action, which is styled as a putative class action, the Company has also been named as a defendant along with the same individuals who were directors and/or executive officers at the time of the completion of our Regulation A offering on September 21, 2017. The allegations and claims made in the Mendelson action are substantially similar to those of the Switzer action and the plaintiff also is seeking damages in an unspecified amount to be proven at trial. The two actions were consolidated into a single lawsuit on May 28, 2018. The Company believes that the consolidated lawsuit is without merit and intends to vigorously defend itself against these claims in court. On July 30, 2018, counsel for the Company filed a demurrer to the consolidated complaint, seeking its dismissal. By Order dated September 19, 2018, the San Francisco Court sustained in part and denied in part the demurrer, On September 28, plaintiffs in that case filed a First Amended Consolidated Complaint. The Company denies the substantive claims and allegations made in that amended pleading, and shall continue to assert a vigorous defense.

NOTE 10: SUBSEQUENT EVENTS

On October 3, 2018, the Company filed a Registration Statement on Form S-3 to register up to $150 million of equity securities, debt securities, warrants and/or rights thereto. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities pursuant to a Registration Statement on Form S-3 with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12 month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million. We have not offered any securities pursuant to General Instruction I.B.6 of Form S-3 during the 12 calendar months prior to and including the date of this Quarterly Report on Form 10-Q.

On October 15, 2018, we re-negotiated a lease previously entered into in June 2018, for an approximately 5,291 square foot commercial industrial office space in Eugene, Oregon. The term of the lease is 60 months which began on October 15, 2018. Rent is $4,500 per month and subject to a 3% increase per year. The space is being used for manufacturing, office and general use.

On October 18, 2018, the Company entered into a lease for an approximately 4,491 square foot space in San Diego, California. The term of the lease is 60 months which began on November 1, 2018. Base rent is $8,982 per month plus a 5% management fee. A portion of the space is being used for Arcimoto’s California dealer showroom. On October 18, 2018, the Company sublet 65% of the premises to Hula Holdings, Inc. (“Hula”) which it expects to use as a rental center for FUVs, among other general retail, dispatching, parking and charging services for electric vehicles. Hula has agreed to pay the landlord 65% of the annual base rent and associated costs under the lease.

On October 16, 2018, 10,000 employee options with an exercise price of $2.0605 per share were exercised in a cashless transaction at a market price of $3.763 per share, which was based on the average of the Company’s daily closing prices from October 9-15, 2018, amounting to 4,524 common shares issued.

On October 19, 2018, 6,500 and 10,000 employee options with an exercise price of $2.0605 and $2.50 per share, respectively, were exercised in a cashless transaction at a market price of $3.6575 per share, which was based on the average of the Company’s daily closing prices from October 12-18, 2018, amounting to 6,178 common shares issued.

On October 30, 2018, the Company entered into a 60-month equipment lease with a principal balance of $53,176 interest rate of 9.98% and payments of $1,059 per month.

On November 15, 2018, an amendment to the Company’s Second Amended and Restated Articles of Incorporation were effective with the Oregon Secretary of State, creating a newly designated Class C of preferred shares.

On November 15, 2018, the Company also entered into a Share Exchange Agreement with Mark Frohnmayer, our President, Chief Executive Officer and Chairman of the Board of Directors, pursuant to which Mr. Frohnmayer exchanged 2,000,000 of his shares of common stock for 2,000,000 shares of the newly created Class C preferred stock. The Class C preferred stock will automatically convert into 2,000,000 shares of common stock upon the filing of an additional amendment to our Second Amended and Restated Articles of Incorporation that increases our authorized shares of our Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the SEC. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to generate sufficient cash flow by the end of November 2018 to fund our capital expenditure requirements and continue operations;

●	our ability to identify financing sources in the short term on terms favorable to our Company;

●	our ability to manage the distribution channels for our products, including our ability to successfully implement our rental strategy, direct to consumer distribution strategy and any additional distribution strategies we may deem appropriate;

●	our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

●	the number of reservations and cancellations for our vehicles and our ability to deliver on those reservations;

●	our ability to effectively execute our business plan and growth strategy;

●	unforeseen or recurring operational problems at our facility, or a catastrophic loss of our manufacturing facility;

●	our dependence on our suppliers;

●	the volatility of our stock price;

●	changes in consumer demand for, and acceptance of, our products;

●	overall strength and stability of general economic conditions and of the automotive industry more specifically, both in the United States and globally;
●	changes in the competitive environment, including adoption of technologies and products that compete with our products;

●	our ability to generate consistent revenues;

●	our ability to design, produce and market our vehicles;

●	our reliance on key personnel;

●	changes in the price of oil and electricity;

●	changes in laws or regulations governing our business and operations;

●	our ability to obtain and protect our existing intellectual property protections including patents;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;

●	interest rates and the credit markets;

●	our ability to maintain our NASDAQ Capital Market listing;

●	costs and risks associated with litigation; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2018 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We design, develop, manufacture, sell and rent ultra-efficient fully electric vehicles. We achieved limited production of our first Signature Series vehicles at the end of 2017, with additional, limited Signature Series vehicle production in the third quarter 2018. We completed fifteen Beta vehicles in the third quarter of 2018. We anticipate completing six to ten additional prototype vehicles in the fourth quarter of 2018, for testing of the remaining design changes prior to the production of Retail Series vehicles ramping up in 2019. The Company completed its first rental operations test in Eugene, Oregon. We learned a great deal from this short-term test that we believe will help us refine our rental operations in preparation for a planned reopening of the Oregon rental facility and potential launch of the San Diego rental operation after retail FUV production has commenced. We used this location primarily as a test bed for developing the rental operations. We believe the rental strategy could turn a small footprint vehicle sales cost center into a revenue center where customers pay the Company for test driving our vehicles. Renting vehicles during the early phase of our development while vehicle production is constrained, could increase the potential revenue from each vehicle and create an ongoing revenue stream.

To execute our growth strategy, we will require significant additional funds going forward. If we are unable to successfully raise sufficient additional capital, though future financings or otherwise, we anticipate current operational funds will be depleted by approximately the end of November 2018. No assurances can be made that we will be successful in raising the capital in the short term required to continue operations.

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Demand for the Retail Series Arcimoto FUV has continued to increase. As of September 30, 2018, we had 3,018 FUV pre-orders with small refundable deposits, representing an increase of 1,184, or approximately 65%, from the 1,834 pre-orders as of September 30, 2017. As of November 4, 2018, we had 3,153 pre-orders.

Although we initially contemplated producing approximately 2,000 vehicles in the eighteen months following the closing of our Regulation A offering, management decided to slow the rollout of FUVs post-offering by reducing the total number of vehicles that we anticipate producing in 2018. Our decision was based, in part, on the following factors that became apparent to us in the fourth quarter of 2017:

1.	The substantial public support we received in our Regulation A offering in September and October 2017 allowed us to begin significant portions of the Phase 2 production preparations which we originally contemplated would not commence until twelve months after the closing of our Regulation A offering. The Phase 2 manufacturing process requires additional up-front time to build out the manufacturing facility and redesign the FUV’s upper frame for robotic mass production. Because we anticipate profitability will only be achieved with the margins and volumes possible utilizing the Phase 2 automated manufacturing processes, limiting the number of vehicles built prior to these Phase 2 processes coming online, serves our commitment to capital efficiency.

2.	We experienced a delay in receiving key, single-source component parts from our suppliers of motors, motor controllers, and batteries that were expected in the fourth quarter 2017. Some of these materials were not received until the end of first quarter 2018. These supplier delays have continued throughout 2018.

3.	The manufacture of the first two Signature Series vehicles took longer than anticipated, due primarily to the fitting of body panel parts. We are using the knowledge we gleaned from the manufacturing processes used in the production of our first Signature Series vehicles to optimize and finalize the design and manufacturing processes for the Beta and future FUVs. As a venture that embraces continuous improvement, we strive to improve our designs and manufacturing processes.

We anticipate that achieving full Phase 2 Retail Series production will involve many factors and variables including, but not limited to, the scale production supply chain, vehicle design finalization, and key component robotic manufacture. We believe that the adjustments we have made to our plan to scale production more closely aligns each of these objectives and will enhance our chances to achieve profitability sooner than if we had stayed with the sequencing we originally contemplated.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We aim to complete an additional six to ten vehicles in the fourth quarter of 2018 and ramp up Retail Series production during 2019. Given this plan, our capital expenditures include significant capital costs for the tooling, production equipment and construction of the FUV production line. However, as stated above, if we are unable to successfully raise sufficient additional capital to cover our ongoing operating expenses in the short term, we anticipate current operational funds will be depleted by approximately the end of November 2018 and we will not be able to continue operations.

Operating expenses grew by approximately 313% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This increase was driven by beginning the transformation of Arcimoto from a research and development (“R&D”) operation into a manufacturing company. The number of employees increased by approximately 192%, from 26 as of September 30, 2017 to 76 employees as of September 30, 2018. In December 2017, we moved into a new 30,000 square foot facility from our previous 5,000 square foot facility. In June 2018, we added 5,291 square feet of manufacturing and office space, and in October 2018, re-negotiated the lease for this space. As a result, we incurred costs associated with equipping the employees, implementing systems, and running the larger facilities. R&D costs increased during the nine months ended September 30, 2018, as we redesigned the FUV for automated production processes, and sales and marketing costs increased due to investor relations expenses associated with being a publicly traded company. General and administrative cost continues to increase as we build out manufacturing, service and regulatory processes and operate as a public company.

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

Results of Operations

Three months ended September 30, 2018 versus three months ended September 30, 2017

Revenues

We had approximately $6,000 in revenue from merchandise, and outside metal fabrication during the quarterly period ended September 30, 2018. There was no such revenue for the quarterly period ended September 30, 2017.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our engineering and research teams and prototyping materials expense. R&D expenses for the three months ended September 30, 2018 and 2017 were approximately $779,000 and $288,000, respectively. The primary reason for the increase in R&D expenses of $491,000, or 170%, resulted from an increase in engineering salaries and benefits of approximately $206,000, an increase in computer expense for new employees of $26,000, and an increase in R&D materials expense of approximately $250,000.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the three months ended September 30, 2018 and 2017 were approximately $386,000 and $243,000, respectively. The primary reasons for the increase in sales and marketing expenses during the three months ended September 30, 2018 of approximately $143,000 or 59%, as compared to the prior period was an $80,000 increase in public relations, marketing, and travel expenses associated with investor relations, a $104,000 increase in salary and benefits expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as certain human capital and related costs generally included in manufacturing that are being utilized to set-up operations associated with workflow, regulatory compliance, materials, service, quality, and legal organizations, as well as legal fees, professional and contract services. G&A expenses for the three months ended September 30, 2018 were approximately $2,054,000 as compared to approximately $156,000 for the same period last year, representing an increase of approximately $1,898,000, or 1,217%. The primary reasons for the increase in the current period was due to a $1,054,000 increase in salary and benefits associated with developing our manufacturing, materials, service, quality and compliance, and other operations, a $888,000 increase in expenses associated with being a public company (investor relations, insurance, and professional fees).

Interest Expense

Interest expense for the three months ended September 30, 2018 was approximately $37,000, as compared to $9,000 during the three months ended September 30, 2017. The increase in interest expense was due to increasing balances of equipment capital leases.

Nine months ended September 30, 2018 versus nine months ended September 30, 2017

Revenues

We had approximately $92,000 in revenue, comprising $84,000 in sales of our vehicles to non-related parties and approximately $8,000 in revenue from merchandise and outside metal fabrication during the nine-month period ended September 30, 2018. For the nine-month period ended September 30, 2017, we had no revenue from the sale of our vehicles and $40,580 of grant revenue.

Operating Expenses

Research and Development Expenses

R&D expenses consist primarily of personnel costs for our engineering and research teams as well as prototyping materials expense. R&D expenses for the nine months ended September 30, 2018 and 2017 were approximately $2,191,000 and $820,000, respectively. The primary reasons for the increase in R&D expenses of approximately $1,371,000, or 167%, include an increase in engineering salaries and benefits of approximately $767,000, an increase in R&D materials expense of approximately $473,000, an increase in computer expense for new employees of approximately $74,000, an increase in tools and equipment expense of approximately $57,000.

Sales and Marketing Expenses

S&M expenses for the nine months ended September 30, 2018 and 2017 were approximately $1,159,000 and $478,000, respectively. The primary reasons for the increase of approximately $681,000 or 142%, in S&M expenses during the nine months ended September 30, 2018, as compared to the prior period was a $428,000 increase in public relations, marketing, and travel expenses associated with public company investor relations, a $201,000 increase in salary and benefits expenses, and a $38,000 increase in lobbying expense.

General and Administrative Expenses

G&A expenses consist primarily of personnel and facilities costs related to executive, finance, human resources, IT, as well as certain human capital and related costs generally included in manufacturing that are being utilized to set-up operations associated with workflow, regulatory compliance, materials, service, quality, and legal organizations, as well as legal fees, professional and contract services. G&A expenses for the nine months ended September 30, 2018 were approximately $4,096,000 as compared to approximately $503,000 for the same period last year, representing an increase of approximately $3,593,000, or 714%. The primary reasons for the increase in the current period were a $2,465,000 increase in salary and benefits associated with developing our manufacturing, materials, service, quality and compliance, and other operations, a $1,397,000 increase in expenses associated with being a public company (investor relations, insurance, and professional fees), a $279,000 increase in depreciation expense.

Interest Expense

Interest expense for the nine months ended September 30, 2018 was approximately $57,500, as compared to $31,000 during the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had approximately $2,372,000 in cash and cash equivalents and another $750,000 in certificates of deposits with original maturities between three and nine months representing a decrease in cash and cash equivalents and certificate of deposits of approximately $10,949,000 from December 31, 2017. Sources of cash were predominantly from the sale of equity. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will only provide us with liquidity through the end of November 2018. We need to successfully raise funds in the short term, however, this is subject to market conditions and recognizing that we cannot be certain that additional funds would be available to us on favorable terms or at all. The amount and timing of funds that we may raise is undetermined and could vary based on a number of factors, including our ongoing liquidity needs, our current capitalization, as well as access to current and future sources of liquidity. If we are unable to successfully raise sufficient additional capital, the Company anticipates current operation funds will be depleted by approximately the end of November 2018.

Our estimates for tooling and manufacturing capital expenditures for our current FUV production facility will require approximately $4,820,000, of which approximately $4,767,000 has been expended to date. We anticipate utilizing the remaining $53,000 by the end of the fourth quarter 2018.

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash outflows to support the growth of our business in areas such as R&D, sales and marketing and G&A expenses. Our operating cash flows are also affected by our working capital needs to support personnel related expenditures, accounts payable, inventory purchases and other current assets and liabilities.

During the nine months ended September 30, 2018, cash used in operating activities was approximately $9,907,000, which was primarily the result of our net loss incurred of approximately $7,463,000, an increase in other current assets of $1,217,000, a decrease in accounts payable of approximately $593,000 and an increase in inventories of approximately $1,713,000 related to materials for our electric vehicles. These increases in cash outflows were partially offset by stock-based compensation of $381,000.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relates to the purchases and redemptions of certificates of deposits and capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the nine months ended September 30, 2018, the Company purchased and redeemed $5,250,000 and $10,750,000 of certificates of deposits, respectively, and paid approximately $878,000, net of financing, for manufacturing equipment, tooling and FUVs placed into company service. The Company had no such purchases or redemptions of certificates of deposits or capital expenditures during the nine months ended September 30, 2017.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018, net cash used in financing activities was approximately $129,000, compared to net cash provided of $18,905,000 during the nine months ended September 30, 2017. Cash flows used in financing activities during the nine months ended September 30, 2018 mainly comprised of payments on capital lease obligations amounting to approximately $158,000, and proceeds from the issuance of our common stock through the exercise of employee stock options of approximately $29,000. Cash flows provided by financing activities during the nine months ended September 30, 2017 consisted primarily of $19,088,000 in gross proceeds from our Regulation A offering of 2,936,757 shares of Common Stock, $1,226,000 in gross proceeds from our Regulation D offering in that period of 245,100 shares of Series A-1 Preferred Stock as well as proceeds from the issuance of convertible debt of $275,000. These proceeds were slightly offset by approximately $1,289,000 in offering costs and $395,000 in repayments of notes payable.

On October 15, 2018, the Company re-negotiated a lease previously entered into during June 2018, for an approximately 5,291 square foot commercial industrial office space in Eugene, Oregon. The term of the lease is 60 months which began on October 15, 2018. Rent is $4,500 per month and subject to a 3% increase per year. The space is being used for manufacturing, office and general use.

On October 18, 2018, the Company entered into a lease for an approximately 4,491 square foot space in San Diego, California. The term of the lease is 60 months which began on November 1, 2018. Base rent is $8,982 per month. A portion of the space is being used for Arcimoto’s California dealer showroom. On October 18, 2018, the Company sublet 65% of the premises to Hula Holdings, Inc. (“Hula”) which it expects to use as a rental center for FUVs, among other general retail, dispatching, parking and charging services for electric vehicles. Hula has agreed to pay the landlord 65% of the annual base rent and associated costs under the lease.

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

Based on management’s evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2018.

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of any changes in our internal controls over financial reporting (as such terms are defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act that occurred during the quarter ended September 30, 2018. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that there has not been any material change in our internal control over financial reporting occurred during the period ended September 30, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, which we strongly encourage you to review. In addition to the risks described therein, we revised, supplemented and added certain risk factors as follows:

The notes to our financials for the quarter ended September 30, 2018 include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern and provide that our cash likely will be depleted as of approximately the end of November 2018.

The notes accompanying this Quarterly Report on Form 10-Q contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern and the depletion of our cash as of approximately the end of November 2018. The financial statements in this Quarterly Report on Form 10-Q have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations in the near term. There can be no assurance that we will be able to raise sufficient additional capital to address all of our cash flow needs. If we are not able to raise capital or find alternative sources of cash, we will not be able to continue our operations.

We may not be able to obtain adequate financing to continue our operations.

The design, manufacture, sale and servicing of vehicles is a capital-intensive business. At September 30, 2018, our working capital (deficit) was approximately $5,151,000, a decrease of $12,036,000 from the comparable period in 2017. We have previously raised funds through equity investment and convertible notes to meet our cash needs, but there is no guarantee that we will be able to raise enough additional capital in the short term to meet our ongoing cash requirements. Our need to raise additional funds to sustain operations and reach our vehicle production goals is dependent on how quickly we can secure financing and reduce the cost of our vehicles. We may raise additional funds through the issuance of equity, equity-related, or debt securities or through obtaining credit from government or financial institutions. We cannot assure anyone that we will be able to raise additional funds when needed. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, we will be unable to continue operations.

We may not have an adequate number of shares of common stock authorized to enable us to complete future equity financing transactions, which may adversely affect our ability to raise the capital necessary to continue operations.

We are authorized to issue 20,000,000 shares of common stock, of which 16,027,441 shares were outstanding on November 5, 2018. At November 5, 2018, we had reserved 2,508,770 shares of common stock for issuance upon exercise of our outstanding options and warrants. In addition, at such date, we had 408,000 shares of our common stock reserved for future issuance under our 2018 Omnibus Stock Incentive Plan, 91,216 shares of our common stock reserved for future issuance under our 2015 Stock Incentive Plan, and 11,996 shares of our common stock reserved for future issuance under our Amended and Restated 2012 Employee Stock Benefit Plan. If all of these securities were exercised, the total number of shares of our common stock that we would be required to issue would be 3,019,982, which in addition to the 16,027,441 shares outstanding, would leave 952,577 authorized but unissued shares of common stock.

As a result of our limited number of authorized and unissued shares of common stock, we may have insufficient shares of common stock available to issue in connection with any future equity financing transactions we may seek to undertake. Until we increase the number of authorized shares available for issuance, we may not be able to raise additional capital, which may adversely affect our ability to continue operations.

If we are unable to effectively implement or manage our developing growth strategy, our operating results and financial condition could be materially and adversely affected.

As part of our developing growth strategy, we may modify our distribution channels and engage in strategic transactions with third parties to open rental locations, or open new retail, manufacturing, research or engineering facilities, expand our existing facility, add additional product lines or expand our businesses into new geographical markets. For example, we opened our first customer experience and rental location in Eugene, Oregon in October 2018. We used this location primarily as a test bed for developing the rental operations. We plan to reopen this location and possibly a second rental location in San Diego, California when retail production ramps up. Rental operations are an untested business model for us. There is a range of risks inherent in such a strategy that could adversely affect our ability to successfully achieve these objectives, including, but not limited to, the following:

●	our inability to pay the leasing costs associated with our rental facilities in the near term;

●	the potential failure to successfully operate rental locations (including challenges we may face from the insurance industry) or integrate a rental vehicle business into our existing infrastructure;

●	an inability to attract and retain the customers, employees, suppliers and/or marketing partners of a rental business;

●	the uncertainty that we may not be able to generate, anticipate or meet consumer demand;

●	the potential disruption of our business;

●	the increased scope and complexity of our operations could require significant attention from management and impose constraints on our operations or other projects;

●	inconsistencies between our standards, procedures and policies and those of new rental facilities and costs or inefficiencies associated with the integration of our operational and administrative systems if necessary;

●	unforeseen expenses, delays or conditions, including the potential for increased regulatory compliance or other third-party approvals or consents, or provisions in contracts with third parties that could limit our flexibility to take certain actions;

●	the costs of compliance with local laws and regulations and the implementation of compliance processes, as well as the assumption of unexpected labilities, litigation, penalties or other enforcement actions;

●	the uncertainty that new product lines will generate anticipated sales;

●	the uncertainty that new rental or retail businesses will achieve anticipated operating results;

●	our cost reduction efforts might not be successful;

●	the difficulty of managing the operations of a larger company; and

●	the difficulty of competing for growth opportunities with companies having greater financial resources than we have.

Any one of these factors could impair our growth strategy, result in delays, increased costs or decreases in the amount of expected revenues derived from our growth strategy and could adversely impact our prospects, business, financial condition or results of operations.

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

ARCIMOTO, INC.

Date: November 16, 2018	By:	/s/ Mark Frohnmayer
Mark Frohnmayer
President and Chief Executive Officer