Form 10-K
period 2018-12-31
Arcimoto Inc
filed 2019-03-29
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2018 (based on the closing sale price of $4.26 per share on that date), was approximately $30,710,000. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 29, 2019, was 16,338,765.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders currently scheduled to be held on May 11, 2019 are incorporated by reference into Part III hereof.

Arcimoto, Inc.

FORM 10-K

For the Annual Period Ended December 31, 2018

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the SEC. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to generate sufficient cash flow during the fourth quarter of 2019 to fund our capital expenditure requirements and continue operations;

●	our ability to identify financing sources in the short term on terms favorable to our Company;

●	our ability to manage the distribution channels for our products, including our ability to successfully implement our rental strategy, direct to consumer distribution strategy and any additional distribution strategies we may deem appropriate;

●	our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

●	the number of reservations and cancellations for our vehicles and our ability to deliver on those reservations;

●	our ability to effectively execute our business plan and growth strategy;

●	unforeseen or recurring operational problems at our facility, or a catastrophic loss of our manufacturing facility;

●	our dependence on our suppliers;

●	the volatility of our stock price;

●	changes in consumer demand for, and acceptance of, our products;

●	overall strength and stability of general economic conditions and of the automotive industry more specifically, both in the United States and globally;

●	changes in the competitive environment, including adoption of technologies and products that compete with our products;

●	our ability to generate consistent revenues;

●	our ability to design, produce and market our vehicles;

●	our reliance on key personnel;

●	changes in the price of oil and electricity;

●	changes in laws or regulations governing our business and operations;

●	our ability to identify financing sources in the short term on terms favorable to our Company;

●	the number of reservations and cancellations for our vehicles and our ability to deliver on those reservations;

●	our ability to obtain and protect our existing intellectual property protections including patents;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;

●	interest rates and the credit markets;

●	our ability to maintain our NASDAQ Capital Market listing;

●	costs and risks associated with litigation; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

The foregoing list does not contain all of the risks and uncertainties. Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws; we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

Item 1. Business

Overview

Arcimoto’s mission is to catalyze the shift to a sustainable transportation system. Since our incorporation, we have been engaged primarily in the design, development and pre-production of ultra-efficient three-wheeled electric vehicles. Arcimoto was formed on November 21, 2007 as WTP Incorporated, an Oregon Corporation, and later changed its name to Arcimoto, Inc.

We went public in September 2017, following the conclusion of a Tier 2 Regulation A stock offering that netted $18.1 million, after offering costs. Our shares are listed on the Nasdaq Capital Market under the ticker symbol ‘FUV.’

Thesis

Current automotive platforms are inefficient by design. Cars can weigh upwards of 4,000 lbs., take up on average almost 50 square feet of space on the road and when parked, and are way overcapacity for vast majority of daily transportation tasks– those involving one or two people, traveling a relatively short distance, with a relatively small amount of stuff.

Arcimoto develops and manufactures products tuned for the actual utility needs of everyday driving. By doing so, we aim to deliver meaningfully more efficient solutions to the market, at a fraction of the total cost of ownership of today’s cars.

Platform and Technologies

Arcimoto spent its first decade developing and refining eight generations of a new three-wheeled electric vehicle platform– a light-footprint, nimble reverse-trike architecture that features a low center of gravity for stability on the road, dual-motor front wheel drive for enhanced traction, can park three to a space while carrying two large adults comfortably, and is more efficient, by an order of magnitude, than today's cars.

Products

Arcimoto is currently developing three vehicle products based on the Arcimoto Platform: the Fun Utility Vehicle® (FUV®), the Rapid Responder™, and the Deliverator™. While intended to serve very different market segments, an estimated 90% of the constituent parts are the same between our three initial products.

Fun Utility Vehicle

Arcimoto’s flagship product is the Fun Utility Vehicle. The FUV delivers a thrilling ride experience, exceptional maneuverability, comfort for two passengers with gear, rockstar parking (three to a space), and ultra-efficient operation, all at an affordable price. Over time, we anticipate offering the FUV with several option packages to meet the needs of a variety of customers. As of December 31, 2018, we had 3,217 pre-orders for production FUVs, representing an increase of 983, or 44%, from the 2,234 pre-orders as of December 31, 2017. As of March 29, 2019, we had 3,883 pre-orders.

Evergreen Edition

Arcimoto plans to enter the market with the Evergreen Edition FUV. We are leading with a consumer product, because we are a consumer-first brand. We believe individuals should be able to choose more efficient, more affordable, and lighter footprint mobility solutions, so that more of us can participate in the transition to sustainable transportation future.

We began taking non-refundable $5,000 reservation payments from our pre-order customers in Oregon, California, and Washington for our first Retail Series FUV offering, the Evergreen Edition, in February of 2019. The Evergreen Edition is priced at $19,900 with a set options package, targeted to begin production in Q2 2019. As of the end of Q1, we have confirmed reservations for our planned Q2 production capacity of 100 Evergreen Edition FUVs, and have begun taking reservations for Q3 production.

Rapid Responder

The Rapid Responder was announced on February 15, 2019. The pure-electric Rapid Responder is developed on the Arcimoto platform, and designed for specialized emergency, security and law enforcement services at a fraction of the cost and environmental impact of traditional combustion vehicles. The Rapid Responder aims to deliver first responders to incidents more quickly and affordably than traditional emergency response vehicles.

Initially targeting the 50,000 fire stations across the United States that use traditional fire engines and large automobiles to respond to calls, Arcimoto plans to market the Rapid Responder as a solution for campus security and law enforcement applications as well.

Arcimoto has agreed in principle to test the Rapid Responder in pilot programs with the City of Eugene, the Eugene-Springfield Fire Department, and the city of Eastvale, California. We anticipate that the first production Rapid Responders will be delivered in 2020.

Deliverator

Development of the Deliverator (“It Delivers!”) was officially announced on March 19, 2019 with the reveal of the first Deliverator prototype.

The Deliverator is a pure electric, last-mile delivery solution designed to more quickly, efficiently, and affordably get goods where they need to go. We plan for the Deliverator to be customizable to carry a wide array of products, from pizza, groceries and cold goods to the 65 billion parcels delivered worldwide annually.

We anticipate that the first production Deliverators will be delivered in 2020.

Autonomous Arcimoto

Our long term goal is to offer the market one of the lowest cost, most efficient “last mile” human and goods transport solutions for the robotically-driven world. Because the platform electronics are capable of taking drive, brake and steer commands “by wire,” we intend that our platform will provide a ready foundation for self-driving technology deployment.

Sales and Distribution Model

Arcimoto’s sales and distribution model is direct. Once we are in retail production, our customers will place vehicle orders on our website, and the vehicle product will be delivered directly to the end user via common carrier or our own delivery fleet.

We plan to deliver the initial Evergreen FUVs to customers in the three west coast states of Washington, Oregon and California. Once Retail Series production is underway, we plan to progress to nation-wide distribution.

Rental Franchise Model

We plan to augment this direct web purchase process with small-footprint experience rental in select key markets. This rental model will give prospective customers a direct experience with the physical product before purchasing. Furthermore, this rental model is easily franchisable, giving individuals and small business owners the opportunity to operate their own rental location. Arcimoto has contracted a franchise consultant firm, and with their help has completed the Franchise Disclosure Document, allowing us to dialogue with interested parties.

On October 27, 2018, we opened our first customer experience and rental location in Eugene, Oregon and took possession of a second rental location in the Gaslamp District in San Diego, California. We used the Eugene rental facility primarily as a test bed for developing the rental operations. The Eugene rental facility allowed prospective customers to rent an FUV without the pressures typical of the traditional sales process. We learned a great deal from this short-term test that we believe will help us refine our rental operations in preparation for a planned reopening of the Eugene rental facility and launch of the San Diego rental operation after Retail FUV production has commenced.

Service and Warranty

We are pursuing three different models for service of the FUV:

Service-on-demand. Our initial model is on-demand and on-site vehicle service by Arcimoto technicians or Arcimoto-authorized technicians. Service-on-demand will likely be the primary model during our West Coast release as the majority of the vehicles will be geographically located relatively near the factory. We intend for customers to request service either through the Arcimoto mobile app or by calling a 24hr service number.

In-market partnership. We are currently reviewing potential partners located in our key distribution regions.

Retail facility service. We plan to employ Arcimoto service technicians at some of our rental locations. Customers near those rental locations would be able to deliver their vehicle to that location for service needs.

Warranty. We will begin recording warranty reserves with the commencement of Retail Series production of the FUV in the second quarter of 2019. We plan to provide a warranty, based on the warranty in effect at the time of purchase, which will generally include certain production powertrain components and battery pack sales. We plan to accrue warranty reserves at the time a vehicle or powertrain component is delivered to the customer. Warranty reserves will include management’s best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We will review our reserves quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense will be recorded as a component of cost of revenues in the statement of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date will be classified as current, while the remaining amount will be classified as long-term liabilities.

Facility

In October 2017, we took possession of our new factory, the AMP, and immediately began retrofitting the space. In December 2017, all employees relocated to the new site and we began operations there. To make the new factory usable for our purposes, we updated the building with brighter energy efficient lighting, polished the production floor to improve cleanliness, painted to increase light levels, remodeled the employee facilities and commenced installation of the manufacturing equipment. The majority of our manufacturing equipment, key for reducing cost of most sheet and tube metal parts on the FUV, was in place by mid-2018. Further, we enclosed approximately 8,000 square feet of loading dock area at the AMP to create a well-organized materials space with four truck loading bays, improving inventory management.

During the 4th quarter of 2018 we remodeled a 5,700 square foot inventory warehouse located across the street into useable office spaces and moved non-manufacturing personnel into these new offices in order to free up production space in the AMP.

Governmental Programs, Incentives and Regulations

Many governmental standards and regulations relating to safety, fuel economy, emissions control, noise control, vehicle recycling, substances of concern, vehicle damage, recall, and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe, and elsewhere. In addition, manufacturing and other vehicle assembly facilities in the United States, Europe, and elsewhere are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances. In addition, the regulations in this area are constantly evolving, especially with the entry of new vehicles into the market.

Some of the significant standards and regulations affecting Arcimoto are discussed below:

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

In 2018, Arcimoto developed an internal regulatory compliance team to ensure that the FUV production vehicles will meet Federal Motor Vehicle Safety Standards requirements for motorcycles.

Regulatory compliance and safety issues discovered during 2018 were filed in NHTSA recalls.

EPA certification

Although Arcimoto’s products are built on a zero emission vehicle platform, the EPA requires standard vehicle efficiency metrics be communicated to consumers, regardless of the vehicle’s drive train. Arcimoto plans to complete EPA efficiency testing in Q2, in order to meet the requirements for market entry of Arcimoto’s Evergreen FUV.

Electromagnetic Compatibility

The Federal Communications Commission (FCC) is the federal agency responsible for implementing and enforcing the communications law and regulations, including title 47 of the Code of Federal Regulations, specifically Part 15, which regulates unlicensed radio-frequency transmissions, both intentional and unintentional. With very few exceptions, all electronics devices must be reviewed to comply with Part 15 before they can be advertised or sold in the US market. In 2018, Arcimoto developed an internal regulatory compliance team to ensure that the FUV production vehicles will meet these regulatory requirements. Arcimoto has successfully completed over 90% of all required electromagnetic compatibility testing and plans to complete this testing and demonstrate full compliance in Q2, in order to meet the requirements for market entry of Arcimoto’s Evergreen FUV.

Motor Vehicle Manufacturer and Dealer Regulation

As with helmet laws and driver license requirements, state laws that regulate the manufacture, distribution, and sale of motor vehicles are a patchwork, nationwide. Where Arcimoto is allowed by statute to be recognized as a dealer, Arcimoto plans to open its own retail distribution facilities or services. For customers living in states where Arcimoto is prohibited from selling directly from within the state, we plan to consummate sales at facilities in Oregon and deliver the vehicle to the end user via common carrier.

Arcimoto is registered as a manufacturer in Oregon, and California, and as a dealer in Oregon and has applied for a dealer license in California.

Franchise Laws for Rental Operations

Arcimoto’s approach to in-market experience relies on prospective customers renting Fun Utility Vehicles. As such, we plan to open Company-owned sites, as well as offer independent franchise rental operations. We have prepared Franchise Disclosure Documentation, have approval in 30 states and have applications pending in 3 states for the ability to sell franchises within those states. We are currently approved for franchise sales in Florida, Rhode Island, Texas and all 27 non-registration states.

State Tax Credits

The state of Oregon passed a tax credit qualifying the Arcimoto for both a $2,500 tax credit for purchasing qualified electric vehicles and an additional $2,500 tax credit if the purchaser’s annual income is below a certain threshold. We anticipate that the state of California may offer a tax credit of $900 or more for the purchase of Arcimoto vehicles.

We will continue to advocate that state legislatures and regulators include Arcimoto’s affordable, ultra-efficient vehicles in their clean vehicle incentive programs.

Federal Tax Credits

Arcimoto is part of a coalition of U.S. electric motorcycle manufacturers who are encouraging the Federal government to extend the expired 10% electric motorcycle tax credit, and expand that credit to include three-wheeled electric motorcycles as well.

Operator’s License and Helmet Requirements

State regulations regarding operator licensing and occupant helmet requirements are currently a nationwide patchwork with regard to three-wheeled vehicles. While the strong majority of states have some form of exemption from helmet and motorcycle license requirements for three-wheeled vehicles, the specific wording of each state’s statute may or may not include Arcimoto platform vehicles. For example, in our initial market states of California and Oregon, three wheeled vehicles that are “fully enclosed” or “enclosed cab” are exempt from helmet and motorcycle endorsement requirements. Washington’s helmet law, by contrast, requires compliance with rollover safety regulations and the presence of a steering wheel to exempt riders.

Arcimoto’s advocacy strategy is to work with state legislatures to advocate the normalization of these rules to reduce consumer confusion in the marketplace that comes from conflicting state-by-state regulations.

Pollution Control Costs

We are required to comply with stationary source air pollution, water pollution, and hazardous waste control standards that are now in effect or are scheduled to come into effect with respect to our manufacturing operations.

Intellectual Property

Patents

Our policy is to protect our competitive position by, among other methods, filing patent applications to protect technology and improvements that we consider important to the development of our business. We have generated several patents and expect this portfolio to continue to grow as we actively pursue additional technological innovation. As of December 31, 2018, we have five issued utility patents, including three patents covering novel aspects of the vehicle architecture expiring in 2031 and 2035, one patent covering a vehicle battery system expiring in 2035, and one patent covering Arcimoto’s novel dual-motor gearbox design expiring in 2035. The USPTO sent us a Notice of Allowance for a fourth utility patent covering the advances made to the platform through the current model FUV and expiring in 2035. We filed an additional non-provisional utility patent application covering advances in the dual-motor gearbox. We expect that the U.S. Patent Office will issue at least two additional patents in the first half of 2019 relating to improvements in battery systems and vehicle powertrains. At present, Arcimoto has three additional patent applications undergoing examination that relate to a diverse range of vehicle systems, including electrical, powertrain, and the overall vehicle platform.

In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop a competitive position in the market for our products. Each of these patents, patent applications, and know-how are integral to the conduct of our business, the loss of any of which could have a material adverse effect on our business.

Trademarks

We own several trademarks that contribute to the identity and recognition of Arcimoto and its products. Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse effect on our business. We have registered the following with the United States Patent and Trademark Office:

“The Everyday Electric” (mark consisting of standard characters without claim to any particular font, style, size or color) - registered on October 23, 2012, Registration number 4230594

“SRK” (mark consisting of standard characters without claim to any particular font, style, size or color) - registered on July 16, 2013, Registration number: 4369026

“ARCIMOTO” (mark consisting of standard characters without claim to any particular font, style, size or color) - registered on May 15, 2018, Registration number: 5467285

“FUV” (mark consisting of standard characters without claim to any particular font, style, size or color) - registration applied for, no conflicting marks noted on office action received. Registration Number: 87166994. Statement of Use filed on August 31, 2017.

“Fun Utility Vehicle” (mark consisting of standard characters without claim to any particular font, style, size or color) - registration applied for, no conflicting marks noted on office action received. Registration Number: 87260318. Statement of Use filed on August 31, 2017.

Segment Information

We operate as one reportable segment which is the design, development, manufacturing and sales of electric vehicles.

Employees

As of December 31, 2018, we had 67 full-time employees and 3 part-time employees. None of our employees are represented by a labor union, and we consider our current relations with our employees to be good.

Geographic Areas

We operate solely in the United States. As such, we held substantially all our assets and generated all our revenue in the United States during the fiscal year ended December 31, 2018.

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

Executive Officers

The following table sets forth information concerning our executive officers as of March 29, 2019:

Name	Age	Position
Mark Frohnmayer	44	President, Chief Executive Officer and Chairman of the Board of Directors
Douglas M. Campoli	55	Chief Financial Officer, Treasurer and Secretary
Terry Becker	58	Chief Operating Officer and Director

Mark Frohnmayer - President, Chief Executive Officer and Chairman of the Board of Directors

Mark Frohnmayer has been our President, Chief Executive Officer and Chairman of our board of directors since our founding in November 2007. Previously, he was one of the founders of GarageGames.com, Inc., a software development company successfully sold to IAC, Inc. in 2007. Mr. Frohnmayer holds a B.S. in Electrical Engineering and Computer Science from UC Berkeley.

Douglas M. Campoli - Chief Financial Officer, Treasurer and Secretary

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

Terry Becker - Chief Operating Officer and Director

Terry Becker has been a director since May 2015 and Chief Operating Officer since September 2017. From February 2014 to September 2017, Mr. Becker was Director of Engineering and Global Product Support at Peterson Pacific Corporation. Prior to that, from October 2012 to February 2014, Mr. Becker worked at Arcimoto as its Engineering, Manufacturing and Operations Manager. From December 2008 to September 2012, Mr. Becker was the Deputy Director of Operations for an AeroTech segment of John Bean Technologies Corporation. Mr. Becker holds an A.S. degree in engineering physics from Loma Linda University and a B.S.in Mechanical Engineering from Walla Walla University.

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

The notes to our financials for the fiscal year ended December 31, 2018 and 2017 include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

The notes accompanying our December 31, 2018 and 2017 audited financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements in this Annual Report on Form 10-K have been prepared “assuming that we will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash, or generate positive cash flow from operations, our operations business and shareholders may be materially and adversely affected.

We are an early stage company and have not yet generated significant revenues.

We have incurred a net loss in each year since our inception, have eleven years of operating history and have generated limited revenues since inception. Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment. Arcimoto was founded in 2007, and we have only recently started final regulatory testing of our vehicles. We do not expect to start small scale Retail Series production of the FUVs until the second quarter of 2019. Our vehicle requires significant investment prior to commercial introduction and may never be commercially successful.

Customer financing and insuring our vehicles may prove difficult because retail lenders are unfamiliar with our vehicles and the vehicles do not have a loss history in the insurance industry.

Retail lenders are unfamiliar with our vehicles and may be hesitant to provide financing to our customers. Our vehicles do not have a loss history in the insurance industry which may cause our customers difficulty in securing insurance coverage. The lack of loss history has been a factor in the Company’s inability to secure Supplemental Liability Insurance for our rental customers.

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

Our manufacturing process could be affected by operational problems that could impair our production capability and the timeframes within which we expect to produce our vehicles. Our manufacturing facility contains high cost and sophisticated machines that are used in our manufacturing process. Disruptions or shut downs at our facility could be caused by:

●	maintenance outages to conduct maintenance activities that cannot be performed safely during operations;

●	prolonged power failures or reductions;

●	breakdown, failure or substandard performance of any of our machines or other equipment;

●	noncompliance with, and liabilities related to, environmental requirements or permits;

●	disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;

●	fires, floods, snow or ice storms, earthquakes, tornadoes, hurricanes, microbursts or other catastrophic disasters, national emergencies, political unrest, war or terrorist activities; or

●	other operational problems.

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

The design, manufacture, sale and servicing of vehicles is a capital-intensive business. At December 31, 2018, our working capital was approximately $3,754,000, a decrease of approximately $9,594,000 from the comparable period in 2017. We have previously raised funds through equity investment, convertible and non-convertible notes to meet our cash needs, but there is no guarantee that we will be able to raise enough additional capital in the short term to meet our ongoing cash requirements. Our need to raise additional funds to sustain operations and reach our vehicle production goals is dependent on how quickly we can secure financing and reduce the cost of our vehicles. We may raise additional funds through the issuance of equity, equity-related, or debt securities or through obtaining credit from government or financial institutions. We cannot assure anyone that we will be able to raise additional funds when needed. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, we will be unable to continue operations.

We may not have an adequate number of shares of common stock authorized to enable us to complete future equity financing transactions, which may adversely affect our ability to raise the capital necessary to continue operations.

We are authorized to issue 20,000,000 shares of common stock, of which 15,032,341 shares were outstanding on December 31, 2018. At December 31, 2018, we had reserved 3,348,988 shares of common stock for issuance upon exercise of our outstanding options and warrants. In addition, at such date, we had 467,000 shares of our common stock reserved for future issuance under our 2018 Omnibus Stock Incentive Plan, 130,521 shares of our common stock reserved for future issuance under our 2015 Stock Incentive Plan, and 11,996 shares of our common stock reserved for future issuance under our Amended and Restated 2012 Employee Stock Benefit Plan. If all of these securities were exercised, the total number of shares of our common stock that we would be required to issue would be 3,962,839, which in addition to the 15,032,341 shares outstanding, would leave 1,004,820 authorized but unissued shares of common stock.

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

As part of our developing growth strategy, we may modify our distribution channels and engage in strategic transactions with third parties to open rental locations, or open new retail, manufacturing, research or engineering facilities, expand our existing facility, add additional product lines or expand our businesses into new geographical markets. For example, we opened our first customer experience and rental location in Eugene, Oregon in October 2018. We used this location primarily as a test bed for developing the rental operations. We plan to reopen this location and possibly a second rental location in San Diego, California when retail production ramps up. Rental operations are an untested business model for us. There is a range of risks inherent in such a strategy that could adversely affect our ability to successfully achieve these objectives, including, but not limited to, the following:

●	our inability to pay the leasing costs associated with our rental facilities in the near term;

●	the potential failure to successfully operate rental locations (including the inability to obtain sufficient types and amounts of insurance (e.g., customer supplemental liability) that would allow the rental industry to develop) or integrate a rental vehicle business into our existing infrastructure;

●	an inability to attract and retain the customers, employees, suppliers and/or marketing partners of a rental business;

●	the uncertainty that we may not be able to generate, anticipate or meet consumer demand;

●	the potential disruption of our business;

●	the increased scope and complexity of our operations could require significant attention from management and impose constraints on our operations or other projects;

●	inconsistencies between our standards, procedures and policies and those of new rental facilities and costs or inefficiencies associated with the integration of our operational and administrative systems if necessary;

●	unforeseen expenses, delays or conditions, including the potential for increased regulatory compliance or other third-party approvals or consents, or provisions in contracts with third parties that could limit our flexibility to take certain actions;

●	the costs of compliance with local laws and regulations and the implementation of compliance processes, as well as the assumption of unexpected labilities, litigation, penalties or other enforcement actions;

●	the uncertainty that new product lines will generate anticipated sales;

●	the uncertainty that new rental or retail businesses will achieve anticipated operating results;

●	our cost reduction efforts might not be successful;

●	the difficulty of managing the operations of a larger company; and

●	the difficulty of competing for growth opportunities with companies having greater financial resources than we have.

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

In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the equity awards they are to receive in connection with their employment. Volatility in the price of our stock might, therefore, adversely affect our ability to attract or retain highly skilled personnel. Furthermore, the requirement to expense certain stock awards might discourage us from granting the size or type of stock awards that job candidates require to join us. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Recent political trends in the United States have created new uncertainty regarding the continuation of the ATVMLP.

Recent announcements regarding budgeting and appropriations from the federal government have created uncertainty regarding whether the Advanced Technology Vehicles Manufacturing Loan Program (the “ATVMLP”) will continue to exist in its current form. We intend to submit an application to the ATVMLP in the second half of 2019. The ATVMLP program provides for low-cost loans that can be used to reequip, expand, or establish manufacturing facilities for advanced technology vehicles in the United States. There is no guarantee that we would receive such a loan and are not dependent on receiving such a loan. If we do not receive financing under the ATVMLP, we may be required to seek financing from other sources at terms that are not as favorable to us.

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

If we cannot develop sufficient market demand for three-wheeled vehicles, we will not be successful. Factors that may influence the acceptance of three-wheeled vehicles include:

●	perceptions about three-wheeled vehicles’ comfort, quality, safety, design, performance and cost;

●	the availability of alternative fuel vehicles, including plug-in hybrid electric and all-electric vehicles;

●	improvements in the fuel economy and cost of service of the internal combustion engine;

●	uncertainties regarding insurance coverages for the vehicles

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline; and

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of transportation.

We may experience lower-than-anticipated market acceptance of our vehicles.

Although we have conducted some market research regarding our electric vehicles and accumulated 3,217 pre-order reservation deposits as of December 31, 2018, many factors both within and outside our control, affect the success of new vehicles in the marketplace. At this time, it is difficult to measure consumers’ willingness to adopt electric vehicles as a mode of transportation, particularly three-wheeled electric vehicles. Offering fuel-efficient vehicles that consumers want and value can mitigate the risks of increasing price competition and declining demand, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, or other attributes) can exacerbate these risks. For example, if a new vehicle were to experience quality issues at the time of launch, the vehicle’s perceived quality could be affected even after the issues had been corrected, resulting in lower than anticipated sales volumes, market share, and profitability. Moreover, if a new vehicle is not accepted by consumers based on size, styling, or other attributes, we would experience lower than anticipated sales volumes, market share, and profitability.

Our distribution model may result in lower sales volumes.

Our present distribution model is different from the distribution models used by other vehicle manufacturers, except for Tesla Motors. Like Tesla, we plan to sell vehicles directly to our customers over the internet or via Arcimoto-owned retail stores, rather than through traditional dealer franchises. This direct sales model may result in lower sales due to customer reluctance to rely on web-based vehicle purchasing. We are unable to evaluate the effectiveness of our present distribution model and it may result in lower or higher sales volumes, market share, and profitability.

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

Our products contain numerous purchased parts which we source globally from multiple direct suppliers, the majority of whom are currently single source suppliers. Any significant unanticipated demand or delays with our suppliers could require us to procure additional components in a short amount of time, and in the past we have also replaced certain suppliers because of their failure to provide components that met our quality control standards. There is no assurance that we will be able to secure additional or alternative sources of supply or develop our own replacements for certain highly customized components of our products. If we encounter unexpected difficulties or delays with key suppliers, and if we are unable to fill these needs from other suppliers, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our products.

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

We currently have planned only one vehicle platform that can accept multiple models, which will be available with an open sided base model with options for doors, air conditioning, extended battery range and other options. In the near term, our revenues will be almost completely dependent on revenue generated from sales of the FUV vehicle, with some additional revenue coming from customization options and maintenance servicing. There can be no assurance that we will be able to design future models of vehicles, or develop future services, that will meet the expectations of our customers, or that our future models will become commercially viable.

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

Having experienced past delays or complications suggests that we may experience future launch, manufacturing and production ramp delays or other complications in connection with our vehicles. For example, we may underestimate the amount of time necessary for regulatory testing and design changes or design changes necessary for automated production like robotic welding which would delay the production of our vehicles. While we continue to make progress resolving such early issues, it is difficult to predict exactly how long it will take for all issues to be cleared or when further issues may arise. Any significant additional delay or other complication in the production of our vehicles or the development, manufacture, launch and production ramp of our future products, including complications associated with expanding our production capacity, supply chain or regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

Developments and improvements in alternative technologies such as hybrid engine or full electric vehicles or in the internal combustion engine or continued low retail gasoline prices may materially and adversely affect the demand for our three-wheeled vehicles.

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

Although we plan to comply with governmental safety regulations, mobile and stationary source emissions regulations, and other standards, compliance with governmental standards, does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. In certain circumstances, courts may permit tort claims even when our vehicles comply with federal law and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards, whether related to our vehicles or business or commercial relationships, may require significant expenditures of time and other resources. Litigation also is inherently uncertain, and we could experience significant adverse results if litigation is ever brought against us. In addition, adverse publicity surrounding an allegation of a defect, regulatory violation or other matter (with or without corresponding litigation or governmental investigation) may cause significant reputational harm that could have a significant adverse effect on our sales.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The motor vehicle industry experiences significant product liability claims and we face an inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates, which could have material adverse effect on our brand, business, prospects and operating results. Any lawsuit seeking significant monetary damages either in excess of our liability coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

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

The stock market generally, and our stock in particular, has experienced price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is new. From our Regulation A Offering on September 21, 2017 through December 31, 2018, the per share trading price of our common stock has been as high as $6.35 and as low as $1.55. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

In addition, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. These fluctuations might be even more pronounced in the new trading market for our stock. Additionally, securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition. On March 11, 2018, we were served with a Summons Notice of case number: CGC-18-564904 John R Switzer vs W.R. Hambrecht & Co. LLC ET All including Arcimoto, Inc., its officers and directors. On March 28, 2018, we were served with another lawsuit entitled Jay Mendelson v. Arcimoto, Inc. et al., case number CGC-18-565324. Please see “Part I. Item 3, Legal Proceedings” of this Annual Report on Form 10-K for more information.

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

As a smaller reporting company and as an emerging growth company, we are exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

We currently and for the foreseeable future expect to be categized as a “smaller reporting company” and an “emerging growth company” under the U.S. federal securities laws.

As a smaller reporting company, we are exempt from certain disclosure requirements under those laws. For example, we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements; we provide only two years of financial statements; we do not need to provide the table of selected financial data; and are not required to comply with Section 404(b) of the Sarbanes-Oxley Act, which requires our registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. As an emerging growth company, there are exemptions from reporting requirements similar to those applicable to a smaller reporting company. These and certain other “scaled” disclosure provisions under SEC rules for smaller reporting companies and emerging growth companies could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

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

We believe our internal controls over financial reporting are robust for our current stage of development. As we move into production, we will be developing and implementing new and more robust internal controls over financial reporting which is time consuming, costly, and complicated. These new control policies will include the appropriate amount of overhead to allocate to cost of goods sold. If we identify material weaknesses in our internal control over financial reporting, if our management is unable to assert, when required, that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest, when required, to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We incur increased costs as a result of operating as a listed public company and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a listed public company, and particularly if at some point in the future we are no longer an emerging growth company and a smaller reporting company, we incur significant legal, accounting and other expenses that we have not incurred in the past. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Capital Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a listed public company or the timing of such costs.

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

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors are willing to pay in the future for shares of our common stock. They could also deter potential acquirers of Arcimoto, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

If securities industry analysts do not publish additional research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock will be influenced in part by any research reports that securities industry analysts publish about us. To date, we have been covered by four research analysts. We may not obtain any future research coverage by additional securities industry analysts. In the event we are covered by additional analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage on us, the market price and market trading volume of our common stock could be negatively affected.

A cybersecurity breach may adversely affect the Company’s reputation, revenue and earnings.

The Company and certain of its third-party service providers and vendors receive, store, and transmit digital personal information in connection with the Company’s human resources operations, financial services operations, e-commerce, rental franchise management, mobile applications, planned connected vehicle services offerings and other aspects of its business. The Company’s information systems, and those of its third-party service providers and vendors, are vulnerable to the continually evolving cybersecurity risks. The Company's plan to offer connected vehicle services will heighten these risks. Unauthorized parties have attempted to and may attempt in the future to gain access to these systems or the information the Company and its third-party service providers and vendors maintain and use through fraud or other means of deceiving our employees and third-party service providers and vendors. Hardware, software or applications the Company develops or obtains from third-parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security and/or the Company’s operations. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or detect. The Company has implemented and regularly reviews and updates processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean the Company and third-party service providers and vendors must continually evaluate and adapt systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. The Company has experienced information security attacks, but to date they have not materially compromised the Company’s computing environment or resulted in a material impact on the Company’s business or operations or the release of confidential information about employees, customers, franchisees, suppliers or other third parties. Any future significant compromise or breach of the Company’s data security, whether external or internal, or misuse of customer, employee, franchisee, supplier or Company data could result in disruption to the Company’s operations, significant costs, lost sales, fines and lawsuits, and/or damage to the Company’s reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and evolving requirements, compliance could also result in the Company being required to incur additional costs. The Company has mediated its financial exposure by securing cyber liability insurance.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Properties

On October 15, 2018, we re-negotiated a lease previously entered into as a month to month lease during June 2018, for a 5,291 square foot commercial industrial office space in Eugene, Oregon. The term of the lease is 60 months which began on October 15, 2018. Rent is $4,500 per month and subject to a 3% increase per year. The space is being used for manufacturing, office and general use.

On October 18, 2018, we entered into a lease for a 4,491 square foot space in San Diego, California. The term of the lease is 60 months which began on November 1, 2018. Base rent is $8,982 per month. A portion of the space is being used for Arcimoto’s California dealer showroom. On October 18, 2018, we sublet 65% of the premises to Hula Holdings, Inc. (“Hula”) which it expects to use as a rental center for FUVs, among other general retail, dispatching, parking and charging services for electric vehicles. Hula has agreed to pay the landlord 65% of the annual base rent and associated costs under the lease.

As of December 31, 2018, we occupied 1,700 square feet of office area, 32,000 square feet of warehouse space and 125,000 square feet of asphalt paving and undeveloped greenfield. The space is under lease expiring in 2021. We believe that our current facilities are sufficient for our needs. We may add other facilities or expand existing facilities as we expand our employee base and geographic markets in the future, and we believe that suitable additional space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

From time to time, we might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business. For information on our litigation matters, see “Litigation” under Note 11 of the Notes to Financial Statements included in Part I, Item 1 of this Annual Report on Form 10-K, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock

Arcimoto’s common stock trades on the Nasdaq Global Select Market under the symbol “FUV”.

Holders

As of March 22, 2019, there were approximately 3,525 holders of our common stock.

Dividends

To date, we have paid no dividends with respect to our common stock and we do not anticipate having the ability to do so for the foreseeable future.

Sales of Unregistered Securities

With the exception of the Class C preferred stock referenced below that was issued on November 15, 2018, there were no unregistered sales of equity securities during the quarter ended December 31, 2018. The shares of Class C preferred stock were issued to Mr. Frohnmayer as described below in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

Share Repurchases

On November 15, 2018, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Mark Frohnmayer, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company. Pursuant to the Exchange Agreement, Mr. Frohnmayer exchanged 2,000,000 of his shares of Company common stock for 2,000,000 shares of the Company’s newly created Class C preferred stock. These Class C shares will automatically convert back to 2 million shares of common stock upon the filing of an amendment to the Restated Articles of Arcimoto that increases the number of authorized shares of common stock. Except as otherwise required by law or expressly provided in the Related Articles, each share of Class C Preferred Stock has one vote for the election of directors and on all matters submitted to a vote of shareholders of Arcimoto. We are not obligated to redeem or repurchase any shares of Class C Preferred Stock. Shares of Class C Preferred Stock are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous fund provisions. This transaction was reported in a Current Report on Form 8-K filed on November 21, 2018, which by this reference is incorporated herein as if copied verbatim. There were no other repurchases of the Company’s equity securities during the fourth quarter of 2018 and there are no plans, approved or otherwise for additional purchases.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2018, should be read together with our financial statements and related notes included elsewhere in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We design, develop, manufacture, sell and rent ultra-efficient fully electric vehicles. We achieved limited production of our first Signature Series vehicles at the end of 2017, with additional, limited Signature Series and Beta vehicle production in the 2018. We completed 23 Beta vehicles in 2018 and an additional 5 partial vehicles for testing. We anticipate completing 17 additional prototype vehicles in the first half of 2019, for testing of the remaining design changes prior to the production of Retail Series vehicles ramping up in 2019. We completed the first rental operations test in Eugene, Oregon. We used this location primarily as a test bed for developing the rental operations. We believe the rental strategy could turn a small footprint vehicle sales cost center into a revenue center where customers pay us for test driving our vehicles. Renting vehicles during the early phase of our development while vehicle production is constrained, could increase the potential revenue from each vehicle and create an ongoing revenue stream.

To execute our growth strategy, we will require significant additional funds going forward. No assurances can be made that we will be successful in raising the capital in the short term required to continue operations.

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Demand for the Retail Series Arcimoto FUV has continued to increase. As of December 31, 2018, we had 3,217 FUV pre-orders with small refundable deposits, representing an increase of 983, or 44%, from the 2,234 pre-orders as of December 31, 2017. As of March 29, 2019, we had 3,883 pre-orders.

Although we initially contemplated producing approximately 2,000 vehicles in the eighteen months following the closing of our Regulation A offering, management decided to slow the rollout of FUVs post-offering by reducing the total number of vehicles produced in 2018. Our decision was based, in part, on the following factors that became apparent to us in the fourth quarter of 2017:

1.	The substantial public support we received in our Regulation A offering in September and October 2017 allowed us to begin significant portions of the Phase 2 production preparations which we originally contemplated would not commence until twelve months after the closing of our Regulation A offering. The Phase 2 manufacturing process requires additional up-front time to build out the manufacturing facility and redesign the FUV’s upper frame for robotic mass production. Because we anticipate profitability will only be achieved with the margins and volumes possible utilizing the Phase 2 automated manufacturing processes, limiting the number of vehicles built prior to these Phase 2 processes coming online, serves our commitment to capital efficiency.

2.	We experienced a delay in receiving key, single-source component parts from our suppliers of motors, motor controllers, and batteries that were expected in the fourth quarter 2017. Some of these materials were not received until the end of first quarter 2018. These supplier delays have continued throughout 2018.

3.	The manufacture of the first two Signature Series vehicles took longer than anticipated, due primarily to the fitting of body panel parts. We are using the knowledge we gleaned from the manufacturing processes used in the production of our first Signature Series and subsequent Beta vehicles to optimize and finalize the design and manufacturing processes for the (A-Series) and Retail FUVs. As a venture that embraces continuous improvement, we strive to improve our designs and manufacturing processes.

We anticipate that achieving full Phase 2 Retail Series production will involve many factors and variables including, but not limited to, the scale production supply chain, vehicle design finalization, regulatory testing, and key component robotic manufacture. We believe that the adjustments we have made to our plan to scale production more closely aligns each of these objectives and will enhance our chances to achieve profitability sooner than if we had stayed with the sequencing we originally contemplated.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We aim to complete an additional 17 vehicles for testing, 11 of which were completed in the first quarter of 2019. We aim to ramp up Retail Series production during 2019, starting with 100 vehicles in the second quarter. Given this plan, our capital expenditures, which are substantially complete, have included significant capital costs for the tooling, production equipment and construction of the FUV production line. However, as stated above, if we are unable to successfully raise sufficient additional capital to cover our ongoing operating expenses in the short term, we will not be able to continue operations.

Operating expenses grew by 229% for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This increase was driven by beginning the transformation of Arcimoto from a research and development (“R&D”) operation into a manufacturing company. The number of employees increased by 106%, from 34 as of December 31, 2017 to 70 employees (67 full time and 3 part time) as of December 31, 2018. In December 2017, we moved into a new approximately 32,000 square foot facility from our previous 5,000 square foot facility. In June 2018, we added 5,291 square feet of manufacturing and office space, and in October 2018, re-negotiated the lease for this space. As a result, we incurred costs associated with equipping the employees, implementing systems, and running the larger facilities. R&D costs increased during the year ended December 31, 2018, as we redesigned the FUV for automated production processes, and sales and marketing costs increased due to investor relations expenses associated with being a publicly traded company. General and administrative cost continues to increase as we build out manufacturing, service and regulatory processes and operate as a public company.

New Accounting Pronouncements

For a description of our critical accounting policies and estimates, please refer to the “Summary of Significant Accounting Policies” in Note 3 to our Financial Statements under Part I, Item 1 of this Annual Report on Form 10-K filed with the SEC on March 29, 2019.

Disclosure About Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe are reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.  See Note 3 of the notes to the financial statements at December 31, 2018.

Results of Operations

Year ended December 31, 2018 versus year ended December 31, 2017

Revenues

During the years ended December 31, 2018 and 2017, we had revenues of $94,996 and $127,016, respectively. For 2018 we had revenue from the sale of our vehicles of $84,000 none of which was with related parties. We also had revenue of $7,314 from machining and metal work services, $1,680 in vehicle rental income and $2,002 from merchandise sales during the year ended December 31, 2018. There was $2,436 in such revenue for the year ended December 31, 2017. We received no grant revenue during the year ended December 31, 2018.

During the year ended December 31, 2017, we had revenues of $127,016. Sources of revenue were $84,000 from the sale of our vehicles of which $42,000 was with a related party, and $2,436 from merchandise sales, and we also recognized grant revenue during the year ended December 31, 2017 amounting to $40,580. Revenue from grants are recognized in the period during which the condition under the grant have been met and we made payment for the related expense.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our engineering and research teams and prototyping materials expense. R&D expenses for the year ended December 31, 2018 and 2017 were approximately $3,815,000 and $1,451,000, respectively. The primary reason for the increase in R&D expenses of $2,364,000, or 163%, resulted from an increase in engineering salaries and benefits of approximately $1,685,000, an increase in tools and equipment expense of $290,000, and an increase in R&D materials expense of $400,000. The major R&D projects during 2018 were redesigning the vehicle for automated mass production, adding telematics capability, improve serviceability, improve efficiency and range, and final regulatory compliance testing which is estimated to be completed by the end of May 2019. If this testing is not completed on time it will delay the start of retail production and the recognition of sales and revenue. Additional R&D projects performed in 2018 included the redesign and testing of electronic componentry for mass production and robustness, tooling and test machining of the proprietary gearbox for producibility and subsequent testing of performance, redesign of the bodywork to be vacuum formed reducing cost, door development and safety feature validation activity.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the year ended December 31, 2018 and 2017 were approximately $1,570,000 and $828,000, respectively. The primary reasons for the increase in sales and marketing expenses during the year ended December 31, 2018 of approximately $742,000 or 90%, as compared to the prior period was an approximate $410,000 increase in public relations, marketing, and travel expenses associated with investor relations, a $137,000 increase in expense for developing and franchising the rental business, and a $136,000 increase in salary and benefits expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as certain human capital and related costs generally included in manufacturing that are being utilized to set-up operations associated with workflow, regulatory compliance, materials, service, quality, and legal organizations, as well as legal fees, professional and contract services. G&A expenses for the year ended December 31, 2018 were approximately $5,604,000 as compared to $1,064,000 for the same period last year, representing an increase of $4,540,000, or 427%. The primary reasons for the increase in the current period was due to an approximate $1,430,000 increase in salary and benefits associated with developing our manufacturing, materials, service, quality and compliance, and other operations, a $1,748,000 increase in expenses associated with being a public company (investor relations, insurance, and professional fees), a $434,000 increase in depreciation, a $398,000 increase in facilities rent and maintenance, a $155,000 increase in lobbying expense, a $132,000 increase in computer and software expense to equip new hires, a $69,000 increase in employee recruiting and retention expense.

Interest Expense

Interest expense for the year ended December 31, 2018 was approximately $101,000, as compared to $34,000 during the year ended December 31, 2017. The increase in interest expense was due to equipment financing.

Liquidity and Capital Resources

As of December 31, 2018, we had approximately $4,903,000 in cash and cash equivalents representing a decrease in cash and cash equivalents of approximately $2,921,000 from December 31, 2017. Sources of cash were predominantly from the sale of equity and debt. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with liquidity into the fourth quarter of 2019. We need to successfully raise funds in the short term, however, this is subject to market conditions and recognizing that we cannot be certain that additional funds would be available to us on favorable terms or at all. The amount and timing of funds that we may raise is undetermined and could vary based on a number of factors, including our ongoing liquidity needs, our current capitalization, as well as access to current and future sources of liquidity.

We have invested approximately $6,115,000 into tooling and manufacturing capital expenditures for our current FUV production facility. At this time, we believe minimal further investment into tooling and manufacturing is required until we need to expand production capacity beyond a rate of 10,000 vehicles per year. As we ramp up production, we may identify opportunities for reducing cost of goods sold that may require additional capital expenditures.

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

During the year ended December 31, 2018, cash used in operating activities was $12,672,033, which was primarily the result of our net loss incurred of $11,051,015, and increases in other current assets of $1,225,484, inventory of $1,509,048 related to materials for our electric vehicles. We also recorded increases in our accounts payable of $53,378, a decrease in accrued liabilities of $9,340, and increases in customer deposits of $54,657 and warranty accrual of $25,200. These increases in cash outflows were partially offset by stock-based compensation of $495,605.

During the year ended December 31, 2017, cash used in operating activities was $3,344,437, which was primarily the result of our net loss incurred of $3,315,327, an increase in other current assets of $372,954 and an increase in inventories of $167,699 related to materials for our electric vehicles. These increases in cash outflows were partially offset by an increase in stock-based compensation of $203,734, an increase in accrued liabilities of $175,849 mainly for payroll related liabilities, an increase in accounts payable of $97,838, and a net increase in customer deposits of $13,932.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relates to the purchases and redemptions of certificates of deposits and capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the year ended December 31, 2018, we purchased $5,250,000 and redeemed $11,496,850 of certificates of deposits, and paid $1,717,038, net of financing, for manufacturing equipment, tooling and FUVs placed into Company service or to be included in our rental fleet. We also received $250 in proceeds from the sale of property and equipment and paid $41,988 for security deposits.

Cash flows from investing activities for the year ended December 31, 2017 primarily relates to the purchases of certificates of deposits and capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During 2017, we purchased $6,246,850 of certificates of deposits and invested $1,960,438 in manufacturing equipment and tooling. We had no such purchases of certificates of deposits or capital expenditures in 2016.

Cash Flows from Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities was $5,262,869, compared to $18,961,429 during the year ended December 31, 2017. Cash flows used in financing activities during the year ended December 31, 2018 mainly comprised of payments on offering costs of $526,011, and proceeds from the issuance of our common stock of $3,014,700, proceeds from the exercise of stock options of $29,259, payments of $255,079 on capital lease obligations and $3,000,000 in proceeds from notes payable.

During the year ended December 31, 2017, net cash provided by financing activities was $18,961,429. Proceeds from the issuance of common stock during the year ended December 31, 2017 were $20,372,271 which consisted of $19,146,771 in gross proceeds from our Regulation A offering of 2,945,657 shares of common stock and $1,225,500 in gross proceeds from our Regulation D offering in that period of 245,100 shares of Series A-1 Preferred Stock. In addition, we received proceeds from the issuance of convertible debt and a note payable of $275,000. These proceeds were slightly offset by $1,285,842 in offering costs and $400,000 in repayments of notes payable.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is set forth in the Financial Statements and Notes thereto beginning at page F-1 of this Report, which are incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

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

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including Mark Frohnmayer, our President and Chief Executive Officer, and Douglas M. Campoli, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this report.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting occurred during the period ended December 31, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On October 18, 2018, the Company”) entered into a Standard Industrial/Commercial Single-Tenant Lease-Net (the “Lease”) with TEJ Enterprises, LLC (the “Landlord”). Pursuant to the Lease, the Company will lease approximately 4491 square feet of space located at 630 Tenth Avenue, San Diego, CA (the “Premises”) from the Landlord, which the Company expects to use as a rental center for its FUVs, among other general retail, dispatching, parking and charging services for electrical vehicles. The Lease, which began on November 1, 2018, has a term of 5 years. Annual base rent under the Lease is approximately $8,982.00 per month, plus a 5% management fee.

On October 18, 2018, pursuant to an amendment to the Lease (the “Lease Amendment”), the Company sublet the Premises to Hula Holdings, Inc. (“Hula”). Pursuant to the Lease Amendment, Hula has agreed to pay the Landlord 65% of the annual base rent and associated costs under the Lease. However, upon an event of default under the Lease, including the failure to pay rent (subject to a cure period and duty to mitigate), the Landlord may, among other things, terminate the Lease and require the Company to surrender possession of the Premises and pay all rent due and payable for the balance of Lease’s term.

The description of the Lease and Lease Amendment provided above is qualified in its entirety by reference to the full and complete terms of the Lease and Lease Amendment, which are filed, respectively, as Exhibit 10.7 and 10.8 to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Proposal One - Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2019 Annual Meeting of Stockholders currently scheduled to be held on May 11, 2019 (the “Proxy Statement”)

The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information under the sections in the Proxy Statement captioned: (i) “Security Ownership of Certain Beneficial Owners and Management”; and (ii) “Equity Incentive Plans” under “Proposal Three – Approval of Amendment to the Arcimoto, Inc. 2018 Omnibus Stock Incentive Plan.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Relationships and Related-Party Transactions” and “Corporate Governance Matters” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information under the section captioned “Fees Paid to Auditors” in the proxy statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements.

See index to financial statements on page F-1 of this Annual Report.

2. Financial Statement Schedules.

All other schedules called for under regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(b) Exhibits.

The following items will be exhibits to this Annual Report on Form 10-K.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
1.1	Underwriting Agreement				Filed herewith
3.1(a)	Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.				Filed herewith
3.1(b)	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.				Filed herewith
3.2	Second Amended and Restated Bylaws of Arcimoto, Inc.	1-A	024-10710	2.2	August 8, 2017
10.1	Industrial Lease dated September 3, 2017 by and between Arcimoto, Inc. and 2034 LLC	8-K	024-10710	10.1	October 4, 2017
10.2	Arcimoto, Inc. Second Amended and Restated Stock Incentive Plan #	1-A	024-10710	2.2	August 8, 2017
10.3	Arcimoto, Inc. Amended and Restated 2015 Stock Incentive Plan #	1-A	024-10710	2.2	August 8, 2017
10.4	Arcimoto 2018 Omnibus Stock Incentive Plan	8-K	001-38213	10.4	June 13, 2018
10.5	Form of Notice of Stock Option Grant and Award Agreement	8-K	001-38213	10.5	June 13, 2018
10.6	Form of Restricted Stock Award Agreement	8-K	001-38213	10.6	June 13, 2018
10.7	Industrial Lease dated October 18, 2018 by and between Arcimoto, Inc. and TEJ Enterprises				Filed herewith
10.8	Amendment to Industrial Lease dated October 18, 2018 by and between Arcimoto, Inc. and TEJ Enterprises				Filed herewith
10.9	Exchange Agreement by and between Arcimoto, Inc. and Mark Frohnmayer	8-K	001-38213	10.7	November 21, 2018
10.10	Form of Subscription Agreement for securities offered in registered offering	8-K	001-38213	10.8	November 21, 2018
10.11	Subscription Agreement with FOD Capital, LLC for shares and warrants and a senior secured note	8-K	001-38213	4.1	December 28, 2018
10.12	Warrant to purchase common stock issued to FOD Capital, LLC	8-K	001-38213	4.2	December 28, 2018
10.13	Senior Secured Note issued in favor of FOD Capital, LLC	8-K	001-38213	10.1	December 28, 2018
10.14	Security Agreement dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.2	December 28, 2018
10.15	Intellectual Property Security Agreement dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.3	December 28, 2018
10.16	Collateral Assignment of Lease dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.4	December 28, 2018
23.1	Consent of dbbmckennon, Independent Registered Public Accounting Firm				Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
101.INS	XBRL Instance Document.	-	-	-	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-	Filed herewith

Item 16. Form 10-K Summary

None.

Financial Statements

December 31, 2018 and 2017

ARCIMOTO, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcimoto, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arcimoto, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit) and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not achieved positive earnings and operating cash flows from its intended operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon

We have served as the Company’s auditor since 2016.

Newport Beach, California

March 29, 2019

ARCIMOTO, INC.

BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$4,903,019	$7,824,109
Certificates of deposit	-	6,246,850
Accounts receivable	-	500
Inventory	1,703,573	194,525
Other current assets	1,626,644	401,160
Total current assets	8,233,236	14,667,144

Property and equipment, net	5,809,774	2,434,026
Security deposits	41,988	-

Total assets	$14,084,998	$17,101,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities
Accounts payable	$717,151	$663,773
Accrued liabilities	246,418	255,758
Customer deposits	454,624	399,967
Current portion of capital lease obligations	383,800	-
Note payable, net of discount	2,677,076	-
Total current liabilities	4,479,069	1,319,498

Warranty reserve	25,200	-
Long-term capital lease obligations, net of current portion	1,513,595	-
Total long-term liabilities	1,538,795	-

Total liabilities	6,017,864	1,319,498

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series A-1 preferred stock, no par, 1,500,000 authorized; 0 and 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-
Class C Preferred Stock, no par, 2,000,000 authorized; 2,000,000 and 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-
Common shares 20,000,000 shares authorized no par value; 15,032,341 and 15,872,001 shares issued and outstanding as of December 31, 2018 and 2017, respectively	30,102,738	27,177,790
Additional paid-in capital	930,869	519,340
Accumulated deficit	(22,966,473)	(11,915,458)
Total stockholders’ equity	8,067,134	15,781,672

Total liabilities and stockholders’ equity	$14,084,998	$17,101,170

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Revenue
Grant revenue	$-	$40,580
Product sales – related party	-	42,000
Product sales	84,000	44,436
Other revenue	10,996	-
Total revenues	94,996	127,016

Cost of goods sold	127,531	78,439

Gross profit (loss)	(32,535)	48,577

Operating expenses
Research and development	3,814,844	1,451,394
Sales and marketing	1,569,888	827,941
General and administrative	5,604,505	1,063,635
Total operating expenses	10,989,237	3,342,970

Loss from operations	(11,021,772)	(3,294,393)

Other expense (income)
Interest expense	100,946	34,143
Other income, net	(71,703)	(13,209)

Net loss	$(11,051,015)	$(3,315,327)

Weighted-average common shares outstanding basic and diluted	15,754,718	13,554,282
Net loss per common share - basic and diluted	$(0.70)	$(0.24)

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Series A-1 Preferred stock		Class C Preferred stock		Common stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2016	-	$-	-	$-	12,337,466	$7,637,494	$336,606	$(8,600,131)	$(626,031)

Issuance of Series A-1 preferred stock	245,100	1,225,500	-	-	-	-	-	-	1,225,500
Conversion of Series A-1 preferred stock	(245,100)	(1,225,500)	-	-	490,200	1,225,500	-	-	-
Issuance of common stock for services	-	-	-	-	4,000	21,000	-	-	21,000
Issuance of common stock for cash	-	-	-	-	2,945,657	19,146,771	-	-	19,146,771
Conversion of notes to common stock	-	-	-	-	80,832	472,867	-	-	472,867
Offering costs	-	-	-	-	-	(1,325,842)	-		(1,325,842)
Warrants exercised - cashless	-	-	-	-	13,846	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	182,734	-	182,734
Net loss	-	-	-	-	-	-	-	(3,315,327)	(3,315,327)
Balance at December 31, 2017	-	-	-	-	15,872,001	27,177,790	519,340	(11,915,458)	15,781,672

Issuance of common stock for services	-	-	-	-	55,000	195,450	-	-	195,450
Issuance of common stock for cash	-	-	-	-	1,004,900	3,014,700	111,374	-	3,126,074
Exchange of common stock for Class C Preferred stock	-	-	2,000,000	-	(2,000,000)	-	-	-	-
Exercise of stock options	-	-	-	-	14,200	29,259	-	-	29,259
Offering costs	-	-	-	-	-	(314,461)	-	-	(314,461)
Options exercised - cashless	-	-	-	-	15,967	-	-	-	-
Warrants exercised - cashless	-	-	-	-	70,273	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	300,155	-	300,155
Net loss	-	-	-	-	-	-	-	(11,051,015)	(11,051,015)
Balance at December 31, 2018	-	$-	2,000,000	$-	15,032,341	$30,102,738	$930,869	$(22,966,473)	$8,067,134

See accompanying notes to the financial statements

ARCIMOTO, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
OPERATING ACTIVITIES
Net loss	$(11,051,015)	$(3,315,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	454,494	20,107
Loss on disposal of property and equipment	39,020	-
Stock-based compensation	495,605	203,734
Changes in operating assets and liabilities:
Accounts receivable	500	83
Inventory	(1,509,048)	(167,699)
Other current assets	(1,225,484)	(372,954)
Accounts payable	53,378	97,838
Accrued liabilities	(9,340)	175,849
Customer deposits	54,657	13,932
Warranty accrual	25,200	-
Net cash used in operating activities	(12,672,033)	(3,344,437)

INVESTING ACTIVITIES
Purchase of certificates of deposit	(5,250,000)	(6,246,850)
Proceeds from sale of certificates of deposit	11,496,850	-
Purchases of property and equipment	(1,717,038)	(1,960,438)
Proceeds from the disposal of property and equipment	250	-
Security deposits	(41,988)	-
Net cash inflow provided by (used) in investing activities	4,488,074	(8,207,288)

FINANCING ACTIVITIES
Proceeds from sale of common stock	3,014,700	20,372,271
Payment of offering costs	(526,011)	(1,285,842)
Proceeds from the exercise of stock options	29,259	-
Payment on capital lease obligations	(255,079)	-
Proceeds from convertible notes payable to related parties	-	170,000
Repayment of convertible notes payable to related parties	-	(70,000)
Proceeds from convertible notes payable	-	100,000
Repayment of convertible notes payable	-	(75,000)
Proceeds from note payable to related party	-	5,000
Repayment of note payable to related party	-	(5,000)
Proceeds from notes payable	3,000,000	-
Repayment of notes payable	-	(250,000)
Net cash provided by financing activities	5,262,869	18,961,429

Net cash increase (decrease) for year	(2,921,090)	7,409,704

Cash and cash equivalents at beginning of year	7,824,109	414,405
Cash and cash equivalents at end of year	$4,903,019	$7,824,109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$100,946	$14,841
Cash paid during the year for income taxes	$150	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of series A-1 preferred stock to common stock	$-	$1,225,500
Notes payable and accrued interest converted to common stock	$-	$316,701
Notes payable to related parties and accrued interest converted to common stock	$-	$156,166
Fixed asset purchases in accounts payable	$-	$484,890
Portion of equipment acquired through capital leases	$2,152,474	-
Warrants issued to underwriter	$-	$29,820
Warrants issued to investors	$111,374	$-

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

Risks and Uncertainties

The Company currently has limited production and distribution capabilities. Facilities to manufacture vehicles on a scale of up to 10,000 vehicles per year are substantially complete. Arcimoto also does not have a history of higher-scale production and may encounter delays, flaws, or inefficiencies in the manufacturing process, which may prevent or delay achieving higher-scale production within the anticipated timeline. The Company believes that small scale Retail Series production will commence by the second quarter 2019; however, delays in finalizing the FUV testing, design, availability of inventory, and machinery tooling customization could delay such estimates.

At the end of October 2018, Arcimoto opened its first vehicle rental location in Eugene, Oregon. The Company used this location primarily as a test bed for developing the rental operations. Part of the Company’s strategy is to use vehicle rentals to generate a positive cash flow from customer test drive activities. Arcimoto has faced certain obstacles to the rental strategy including the insurance industry’s reluctance to issue rental liability insurance to a manufacturer operating a rental business for their own vehicles, auto insurance companies being unwilling to extend their customer’s auto coverage to the rental of three wheeled vehicles or to motorcycles, and the reluctance of insurers to offer SLI (supplemental liability insurance) for operators of motorcycle rental facilities to sell to their customers. The Company has acquired rental liability insurance and is pursuing SLI to offer to rental customers. As with any strategy, there is the risk that the rental business will not be successful. Arcimoto learned a great deal from this short-term test that the Company believes will help refine the rental operations in preparation for a planned reopening of the Oregon rental facility and potential launch of the San Diego rental operation after Retail FUV production has commenced.

As of December 31, 2018, the Company has $1,703,573 in inventory and another approximately $1,017,000 in prepaid inventory not received yet. Prepaid inventory is included in other current assets. Certain inventory components are included in prepaid inventory and have long lead time parts requiring payment in advance.

The Company has limited experience in developing, training and managing a sales force, and will incur substantial additional expenses marketing its current and future products and services. Developing a full marketing and sales force is also time consuming and could delay launch of future products and services. In addition, the Company will compete with companies that currently have extensive and well-funded marketing and sales operations. The Company’s marketing and sales efforts may be unable to compete successfully against these companies.

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

The Company has not achieved positive earnings and operating cash flows to enable the Company to finance its operations internally. Funding for the business to date has come primarily through the issuance of debt and equity securities. The Company will require additional funding during the fourth quarter of 2019 to continue to operate in the normal course of business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Although the Company's objective is to increase its revenues from the sales of its products within the next few years sufficient to generate positive operating and cash flow levels, there can be no assurance that the Company will be successful in this regard. The Company will need to raise additional capital to fund its operations, which it intends to obtain through debt and/or equity offerings. Funds on hand and any follow-on capital, will be used to invest in the business to expand sales and marketing efforts, enhance current product by continuing research and development to bring the FUV to retail production, continue to build custom tooling and optimize our production facility, and fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform with generally accepted accounting principles in the United States, (“GAAP”).

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

Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents and equipment financing obligations.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments. As of December 31, 2018 and 2017, the Company did not have any level 2 or level 3 instruments.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2018 and 2017, the Company held its balance of cash and cash equivalents in financial institutions, which, at times, exceed the federally insured limits.

Accounts Receivable

Accounts receivable are reported net of allowance for probable losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a reserve allowance. As of December 31, 2018, and 2017, the Company had $17,887 and $500, respectively of accounts receivable with a $17,887 reserve allowance as of December 31, 2018.

Certificates of Deposit

The Company uses certificates of deposit for short-term investments. No more than $250,000 is invested in any single certificate of deposit so that all balances are covered by federally insured limits. As of December 31, 2018 and 2017, $0 and $6,246,850, respectively, of the Company’s certificates of deposit had original maturities greater than three months and therefore were not included in cash and cash equivalents.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method “FIFO”) or market. Inventories consist of purchased electric motors, electrical storage and transmission equipment, and component parts. Inventories consisted almost entirely of raw materials and component parts as of December 31, 2018. Work-in-progress as of December 31, 2018 was $15,683, with no significant amounts as of December 31, 2017. There were $156,858 in Finished Goods at December 31, 2018, with no finished goods as of December 31, 2017.

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

Offering Costs

The Company accounts for offering costs in accordance with FASB ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity or as a reduction of debt upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2018, no offering costs were capitalized, as all deferred offering costs were charged to stockholders’ equity or against debt proceeds upon our fourth quarter 2018 equity and debt recapitalization further described in Note 6 and 7. As of December 31, 2018 and 2017, offering costs totaled approximately $637,000 and $1,326,000, respectively, which includes the offering costs for the fourth quarter 2018 equity and debt recapitalization and the Regulation A offering, respectively. Of the 2018 amount, approximately $526,000 was cash based and $111,000 was non-cash in the form of warrants issued in the fourth quarter 2018 offering. Offering costs in 2018 were allocated between debt and equity offerings.

Impairment of Long-Lived Assets

The Company follows FASB Accounting Standards Codification (“ASC”) 360, Accounting for Impairment or Disposal of Long-Lived Assets. ASC 360 requires that if events or changes in circumstances indicate that the carrying value of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in ASC 360 as being held for sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

Customer Deposits

Refundable customer deposits are generally held in a separate deposit account. Revenue is not recognized on refundable customer deposits until the deposit is applied to a non-refundable vehicle order, the vehicle manufacturing process is completed, the vehicle is ready for pickup by or delivery to the customer.

Warranties

During 2018 the Company recorded a warranty reserve for four Signature Series vehicles sold. The Company intends to begin recording warranty reserves with the commencement of Retail Series production of the FUV. We intend to provide a warranty on vehicle and production powertrain components and battery pack sales, and we will accrue warranty reserves at the time a vehicle or production powertrain component is delivered to the customer. Warranty reserves include management’s best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We will review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense will be recorded as a component of cost of revenues in the statement of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date will be classified as current, while the remaining amount will be classified as long-term liabilities.

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

Grant Revenue

Revenue from grant revenue is recognized in the period during which the conditions under the grant have been met and the Company has made payment for the related expense. Grant revenue was $0 and $40,580 for the years ended December 31, 2018 and 2017, respectively. Management believes the loss of such revenues will not have a material effect on the Company’s operations.

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

Advertising Costs

Advertising costs are recorded as an expense in the period in which we incur the costs or the first time the advertising takes place. Advertising costs expensed were $15,148 and $317,324 for the years ended December 31, 2018 and 2017, respectively.

Research and Development

Expenses relating to research and development are expensed as incurred. Vehicle and battery research and development expenses consisted of $3,814,844 for the year ended December 31, 2018, and $1,451,394, for the year ended December 31, 2017.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to income tax expense in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income tax expense in the period such determination was made. The Company has incurred losses for tax purposes since inception and has significant tax losses and tax credit carry forwards. These amounts are subject to valuation allowances as it is uncertain that they will be realized before they expire.

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

At December 31, 2018 and 2017, the Company excluded the outstanding securities summarized below, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31, 2018	December 31, 2017
Warrants to purchase common stock	893,004	973,004
Stock options to purchase common stock	1,348,223	984,200
Underwriters and investor warrants	1,065,095	122,238
Warrants issued to vendors outside of employee plans	47,000	47,000
Total	3,353,322	2,126,442

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company's financial statements properly reflect the change.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date (e.g. January 1, 2019), as opposed to the earliest period presented under the modified retrospective transition approach (January 1, 2017) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

On August 17, 2018, the SEC issued Rule 33-10532 which requires registrants, including smaller reporting companies, to disclose in interim periods on Form 10-Q (1) the changes in each caption of stockholders’ equity and noncontrolling interests for the “current and comparative year-to-date periods, with subtotals for each interim period” and (2) the amount of dividends per share for each class of shares. Rule 33-10532 became effective 30 days after its publication on November 5, 2018. On September 25, 2018 the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company adopted Rule 33-10532 on its effective date and will issue the required statement of stockholders’ equity beginning in its first quarterly Form 10-Q filing in 2019.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company expects to adopt the new standard on January 1, 2020. The Company anticipates the adoption will not have a material impact on its financial statements.

Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date , ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required.

Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company's financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted the new standard on January 1, 2018 and the adoption of ASU 2017-09 did not have a material impact on the Company’s financial statements.

NOTE 4: PROPERTY AND EQUIPMENT

As of December 31, 2018 and 2017, our property and equipment consisted of the following:

	December 31, 2018	December 31, 2017
Computer equipment and software	$51,594	$60,696
Furniture and fixtures	46,839	50,996
Machinery and equipment	4,683,529	1,658,976
FUV rental fleet	71,998	-
Leasehold improvements	349,008	297,025
Fixed assets in process	1,082,345	462,531
	6,285,314	2,530,224
Less: accumulated depreciation	(475,539)	(96,198)
Total	$5,809,774	$2,434,026

Fixed assets in process is comprised primarily of Beta FUVs being reworked for deployment into the rental fleet, leasehold improvements, tooling and equipment related to the manufacturing of our vehicles. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use.

Depreciation expense was $454,494 and $20,107 during the years ended December 31, 2018 and 2017, respectively.

NOTE 5: CAPITAL LEASE OBLIGATIONS

As of December 31, 2018, the Company has financed a total of $2,143,243 of its capital equipment purchases with monthly payments ranging from $437 to $8,582, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 4.52% to 9.86%. Total monthly capital lease payments as of December 31, 2018 are $43,728. These lease obligations mature ranging from December 2021 through October 2023 and are secured by approximately $2,719,557 in underlying assets which have $127,717 in accumulated depreciation as of December 31, 2018. The balance of capital lease obligations was $1,897,395 and $0 as of December 31, 2018 and 2017, respectively.

See the following table for future minimum payments by year.

Years ending December 31:

2019	$524,734
2020	524,734
2021	524,734
2022	524,557
2023	155,424
Total payments including interest	$2,254,183
Less amounts representing interest	(356,788)
Total of future payments on principal balances	1,897,395
Less current portion of capital lease obligations	(383,800)
Total long-term capital lease obligations	$1,513,595

NOTE 6: NOTES PAYABLE

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

During the year ended December 31, 2017, the Company issued a series of convertible notes with original principal balances of $200,000, all with the same terms as disclosed below. Of these notes $100,000 were to related parties. The notes and all accrued interest were due on March 31, 2018. Similar notes were issued in 2016 for total convertible notes of $525,000. The notes were secured by substantially all assets of the Company and had a stated interest rate of 6% per annum. The notes were convertible on demand at the greater of $5.00 per share or 90% of the active selling price of the Series A-1 Preferred Stock at the time of conversion. Notes totaling $450,000, of which $150,000 was for related parties, with accrued interest thereon of approximately $23,000 were converted to 80,832 shares of common stock on August 31, 2017, at a price of $5.85 per share, which represented 90% of the $6.50 per share price in the Regulation A offering. Notes totaling $75,000 were repaid in cash along with accrued interest thereon of $354.

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

On December 27, 2018, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with FOD Capital, LLC, a Florida limited liability company (the “Investor”), pursuant to which the Company issued to the Investor (i) 500,000 shares of its common stock, no par value per share at a purchase price of $3.00 per share (the “Shares”), (ii) a warrant to purchase up to 942,857 shares of common stock at $3.50 per share (the “Warrant”), and (iii) a senior secured note in the principal amount of $3,000,000 (the “Note”). (see Note 7)

NOTE 7: STOCKHOLDERS’ EQUITY (DEFICIT)

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, no par value, of which 1,500,000 shares were designated as Series A-1 Preferred Stock and 2,000,000 are designated as Class C Preferred Stock.

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

As a result of the share exchange agreement described below, the Company was authorized to issue 2,000,000 of Class C Preferred Stock. On November 15, 2018, all 2,000,000 were issued in the exchange noted below.

Except as otherwise required by law or expressly provided in the Related Articles, each share of Class C Preferred Stock has one vote for the election of directors and on all matters submitted to a vote of shareholders of the Company. The Company is not obligated to redeem or repurchase any shares of Class C Preferred Stock. Shares of Class C Preferred Stock are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous fund provisions.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, no par value, as of December 31, 2018 and 2017.

The Company has reserved a total of 2,850,744 shares of its common stock pursuant to the equity incentive plans (see Note 8). The Company has 2,236,893 and 1,957,204 stock options and warrants outstanding under these plans as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company has reserved an additional 942,857 shares of its common stock for warrants pursuant to the Subscription Agreement discussed above. As of December 31, 2018, these warrants were vested on issuance.

Common Stock Issued for Compensation

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

During the year ended December 31, 2018, the Company issued 55,000 restricted common shares for services with a fair value of $195,450. The shares were valued based on the stock price at the time of the grant.

Exercise of Stock Options and Warrants

On January 31, 2018, 14,200 employee options were exercised at a price per share of $2.0605 for total proceeds to the Company of $29,259.

During the year ended December 31, 2018, a total of 80,000 employee warrants with an exercise price of $0.50 per share per share were exercised in cashless transactions at a market prices ranging from $3.7776 per share to $4.4030 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates amounting to the issuance of a total of 70,273 shares of the Company’s common stock. These shares meet the requirements for not being restricted from trading.

During the year ended December 31, 2018, 40,056 employee options with an exercise price ranging from $2.0605 per share to $2.50 per share were exercised in cashless transactions at market prices ranging from $3.658 per share to $4.202 per share each of which was based on ranges of the Company’s daily closing price near the transaction dates. The exercises resulted in the issuance of a total of 20,814 shares of the Company’s common stock. These shares meet the requirements for not being restricted from trading.

Share Exchange Agreement

On November 15, 2018, the Company entered into a Share Exchange Agreement with the President, CEO and Chairman of the Board of Directors of the Company (the “CEO”). Pursuant to the Agreement, the CEO exchanged 2 million of his shares of company common stock for 2 million shares of newly designated Class C preferred stock. These shares will automatically convert back to 2 million shares of common stock upon the filing of an amendment to the Restated Articles of the Company that increases the number of authorized shares of common stock. There was no accounting impact as a result of this exchange.

Public Offering of Common Stock

During September and October 2017, the Company issued 2,945,657 shares of common stock in a Regulation A offering at a public offering price of $6.50 per share. We received net proceeds of $18,087,640 after deducting underwriter commissions of $1,051,131 and escrow closing fees of $8,000.

On November 19, 2018, the Company entered into Subscription Agreements with certain investors relating to a public offering of 504,900 shares of common stock directly to investors, for an offering price of $3.00 a share. With the proceeds of $1,514,700 from the offering, the Company plans utilize these funds for operating expenses, inventory costs, and offering costs, amongst other general corporate purposes.

The November 2018 Offering was made pursuant to the Company’s registration statement on Form S-3, previously filed with the Securities and Exchange Commission (the “SEC”) on October 3, 2018, and declared effective by the SEC on October 17, 2018, a base prospectus forming a part of the effective registration statement, a preliminary prospectus supplement dated November 16, 2018 and a prospectus supplement dated November 20, 2018.

Entry into a Material Definitive Agreement

On December 27, 2018, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with FOD Capital, LLC, a Florida limited liability company (the “Investor”), pursuant to which the Company issued to the Investor (i) 500,000 shares of its common stock, no par value per share at a purchase price of $3.00 per share (the “Shares”), (ii) a warrant to purchase up to 942,857 shares of common stock at $3.50 per share (the “Warrant”), and (iii) a senior secured note in the principal amount of $3,000,000 (the “Note”). The Shares, Warrant and Note were purchased together by the Investor for an aggregate amount of $4.5 million but were issued separately (collectively, the “Transaction”).

The Company offered the Shares and Warrant in a public offering pursuant to the Company’s registration statement filed with the SEC that was declared effective on October 17, 2018, as well as the prospectus supplement filed on December 27, 2018 (the “Shelf Registration Statement”). The Note was issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

The Shares were issued for an aggregate purchase price of $1,500,000. In connection with the Share issuance, the Company granted the Investor with franchise rights for the lower Florida Keys, subject to the terms contained in the Company’s standard franchise agreement.

The Warrant has a 3-year term. The Company reserved 942,857 shares of common stock for issuance pursuant to the potential exercise of the Warrant and, so long as the Warrant remains outstanding, the Company will keep reserved for issuance under the Warrant that number of shares of Common Stock at least equal to the maximum number of shares of common stock as shall be necessary to satisfy the Company’s obligation to issue shares of common stock under the Warrant then outstanding (without regard to any limitations on exercise). The warrant was valued based on the Black-Scholes option pricing model using similar inputs to those described in Note 8, other than the contractual life which was based on the term of the warrant.  The relative fair value of the warrant in relation to the debt and equity component of the Transaction was $111,374.

The Note is secured by a perfected first secured lien on all the Company’s assets except for equipment assets securing existing or future leases. Interest will accrue at 10% per annum and will be paid at maturity or payoff of the note, with a minimum of one year of interest paid at such time. The Note matures on December 27, 2019 and, subject to certain conditions, can be extended for an additional six months upon payment of $300,000 to the Investor by the Company. In connection with the Note, the Company entered into a Security Agreement, an Intellectual Property Security Agreement and a Collateral Assignment of Lease Agreement, each dated as of December 27, 2018 (collectively, the “Collateral Documents”). The short-term note was recorded with an original issue discount of $322,942 which will be amortized as interest expense over the Note’s twelve-month term. The discount is based on the allocation of costs and warrants associated with the Transaction. The discount will be amortized in 2019 through the date of maturity.

NOTE 8: STOCK-BASED COMPENSATION

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

Stock-based compensation, including stock-options, warrants and stock issued for compensation is included in the statement of operations as follows:

	Year ended December 31,
	2018	2017
Research and development	$106,066	$24,000
Sales and marketing	237,107	27,000
General and administrative	152,432	152,734
Total	$495,605	$203,734

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

On September 1, 2018, 617,000 options were issued under the 2018 Plan, 84,000 of those grants were forfeited, leaving 533,000 grants outstanding. No employee options were vested as of December 31, 2018. See below for the range of variables used in assessing the fair value at the grant date for the options issued during the year ended December 31, 2018:

December 31, 2018
Annual dividend yield	-
Expected life (years)	6-10
Risk-free interest rate	2.78-2.86%
Expected volatility	36.2%

Employee stock-based compensation expense included in operating expenses for the year ended December 31, 2018 was $106,404.

For options issued to a non-employee contractor for the year ended December 31, 2018, vesting was completed on the date of issue. The fair value of these non-employee awards was $1,112 for the year ended December 31, 2018.

Total compensation cost related to non-vested awards issued on September 1, 2018 under the 2018 Plan not yet recognized as of December 31, 2018 is approximately $810,900 and will be recognized on a straight-line basis through the end of the vesting periods which is September 30, 2021. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

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

There were no grants made under the 2015 Plan during the year ended December 31, 2018. The range of variables used in assessing the fair value at the grant date for the options issued during the year ended December 31, 2017 is presented below:

December 31, 2017
Annual dividend yield	-
Expected life (years)	6.0 – 10.0
Risk-free interest rate	1.71 – 2.46%
Expected volatility	21.3 – 22.1%

Employee stock-based compensation expense included in operating expenses for the year ended December 31, 2018 and 2017 was $185,673 and $136,002, respectively.

For the NQSOs issued for the year ended December 31, 2017, vesting was completed on the date of issue. The fair value of these non-employee awards was $22,445 for the year ended December 31, 2017.

Total compensation cost related to non-vested awards not yet recognized as of December 31, 2018 was $171,981 and will be recognized on a straight-line basis through the end of the vesting periods or December 31, 2020. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

As of December 31, 2018, 130,521 options are still issuable under the 2015 Plan.

A summary of activity under the 2015 Plan for the years ended December 31, 2018 and 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2016	267,700	$2.06	8.76
Granted	756,500	2.70	9.42
Exercised	-	-	-
Forfeited or expired	(40,000)	2.50	-
Options outstanding at December 31, 2017	984,200	$2.71	8.97
Granted	-	-	-
Exercised	(54,256)	2.25	7.37
Forfeited or expired	(114,721)	2.66	8.23
Options outstanding at December 31, 2018	815,223	$2.53	7.72

2012 Employee Stock Benefit Plan

A summary of activity under the 2012 Plan for the years ended December 31, 2018 and 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2016	980,004	$0.58	7.36
Granted	8,000	2.50	4.33
Exercised	(15,000)	0.50	5.00
Forfeited or expired	-	-	-
Warrants outstanding at December 31, 2017	973,004	$0.59	6.37
Granted	-
Exercised	(80,000)	0.50	4.00
Forfeited or expired	-	-	-
Warrants outstanding at December 31, 2018	893,004	$0.60	5.33

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

As of December 31, 2018, 11,996 warrants are still issuable under the 2012 Plan.

The Company recorded $6,966 in stock compensation expense on warrants that vested during the year ended December 31, 2018 issued outside the 2012 Plan in the prior year.

Warrants

The following warrants were issued outside of the 2012 Plan.

Warrants issued to vendors to purchase common stock	Exercise Price	Vested as of December 31, 2018	Issued
Investor warrants	$3.50	942,857	942,857
Reg A Underwriter warrants	$7.475	122,238	122,238
Warrants issued to vendors	$3.20	47,000	47,000
Total		1,112,095	1,112,095

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

In December 2017, 47,000 warrants were issued to two service providers with strike prices of $3.20 per share and a ten-year life. Of these, 11,000 warrants vest as follows: 5,000 immediately and 1,500 per month over four months. As of December 31, 2018, all 11,000 warrants were fully vested. The fair value per warrant at the time of issuance was $1.161 based on inputs to the Black-Scholes model, similar to those disclosed under the 2015 Plan and 2012 Plan above.

As described in Note 7, on December 27, 2018, the Company granted 942,857 warrants with a strike price of $3.50

NOTE 9: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $10,100 per vehicle for Retail Series production vehicles and $42,000 per vehicle for Signature Series vehicles for purposes of securing a vehicle production slot. As of December 31, 2018 and 2017, the Company’s balance of deposits received was $454,624 and $399,967, respectively. As of December 31, 2018 and 2017, $370,624 and $231,967, respectively, of these deposits were refundable upon demand. Deposits are included in current liabilities in the accompanying balance sheets. When a customer's order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable, and any additional deposit required must be paid prior to the start of the manufacturing process. Customer deposits from related parties total $1,700 as of December 31, 2018 and 2017, respectively.

NOTE 10: CONCENTRATIONS AND CREDIT RISKS

Revenues

For the years ended December 31, 2018 and 2017 the Company had two significant customers, that accounted for more than 10% of the Company’s total revenues. The Company does not believe the loss of these customers would have a material impact on the Company’s business or operations.

Accounts Payable

For the years ended December 31, 2018 and 2017 the Company had 65% and 80% of its accounts payable balances held by its top five vendors, respectively. During each of these same periods, the Company had two and three of its vendors accounting for more than 10% each of the Company’s accounts payables balances, respectively. Management believes the loss of one of the three vendors from 2017 could have an adverse impact on the Company’s operations. Loss of the other vendors would not have an adverse impact on the Company’s operations.

NOTE 11: COMMITMENTS AND CONTINGENCIES

On September 3, 2017, the Company entered into a lease on approximately 30,000 square feet of commercial industrial office and manufacturing space in Eugene, Oregon. The lease began on October 1, 2017 and will terminate on March 31, 2021. Rent was $25,000 for the first month, then is $12,500 per month for months two through forty-one, and one dollar for month forty-two. Starting April 1, 2018, the lease was modified to include an additional approximately 1,000 square feet attached to the main building, and the monthly rent payment was increased to $12,948.

On October 5, 2018, the Company converted a month to month lease previously signed on June 11, 2018, into a 60-month lease on approximately 5,000 square feet of commercial industrial office and manufacturing space in Eugene, Oregon. The lease began in October 2018 and will terminate in October 2023. Rent is $4,500 per month increasing by 3% on each annual anniversary of the signing.

On October 3, 2018, the Company entered into a lease on approximately 4,491 square feet of retail space in San Diego, California. The lease began on November 1, 2018 and will terminate on October 31, 2023. Initial base rent is $8,982 per month increasing by 3% on each annual anniversary of the signing. In addition to the base rent there is a management fee of 5% of the base rent per month and an additional monthly fee of $377.09, subject to change, for the lessor’s property taxes and insurance. A portion of the space will be used for Arcimoto’s California dealer showroom. On October 18, 2018, we sublet 65% of the premises to Hula Holdings, Inc. (“Hula”) which it expects to use as a rental center for FUVs, among other general retail, dispatching, parking and charging services for electric vehicles. Hula has agreed to pay the landlord 65% of the annual base rent and associated costs under the lease.

See the following table for future minimum rent payments by year.

Years ending December 31:

2019	$328,045
2020	333,089
2021	208,806
2022	188,261
2023	155,502
Total	$1,213,703

Rent expense is recognized on a straight-line basis. Total rent expense for the years ended December 31, 2018 and 2017 was $199,769 and $107,645, of these amounts $0 and $62,405 was to related parties, respectively.

Litigation

On March 11, 2018, the Company was served with a lawsuit entitled John R Switzer vs W.R. Hambrecht & Co. LLC et al., Case Number: CGC-18-564904, filed in San Francisco County Superior Court in the State of California. In this action, the Company was named as a defendant along with five individuals who were directors and/or executive officers at the time of the completion of the Company’s Regulation A offering on September 21, 2017. The action was styled as a putative class action, alleged on behalf of all those who purchased the Company’s common stock in its Regulation A offering. The plaintiff alleged violations of Section 12(a)(2) and Section 15 of the Securities Act of 1933, as amended, and is seeking damages in an unspecified amount to be proven at trial. In addition, on March 28, 2018, the Company was served with another lawsuit entitled Jay Mendelson v. Arcimoto, Inc. et al., Case Number CGC-18-565324, filed in San Francisco County Superior Court in the State of California. In that action, which was styled as a putative class action, the Company was also named as a defendant along with the same individuals who were directors and/or executive officers at the time of the completion of our Regulation A offering on September 21, 2017. The allegations and claims made in the Mendelson action were substantially similar to those of the Switzer action and the plaintiff was also seeking damages in an unspecified amount to be proven at trial. The two actions were consolidated into a single lawsuit on May 28, 2018. The Company believes that the consolidated lawsuit was without merit and vigorously defended itself against these claims in court. On July 30, 2018, counsel for the Company filed a demurrer to the consolidated complaint, seeking its dismissal. By Order dated September 19, 2018, the San Francisco Court sustained in part and denied in part the demurrer. On September 28, 2018, plaintiffs in that case filed a First Amended Consolidated Complaint. The Company denied the substantive claims and allegations made in that amended pleading and continued to assert a vigorous defense.  On January 25, 2019, the parties reached a settlement agreement in the consolidated cases, subject to court approval. By its terms, the settlement agreement resolves this litigation in its entirety.

NOTE 12: INCOME TAXES

The 2017 Tax Act, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system. These changes are effective beginning in 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are summarized below:

	For the Year Ended December 31,
	2018	2017
Deferred tax assets:
Share-based compensation expense	$225,022	$88,211
Net operating loss carry forward	5,260,576	2,434,289
Deferred tax liabilities:
Property and equipment	(114,003)	(24,878)
Federal research and development credit	366,085	259,615
Oregon research and development credit	176,338	129,675
Total deferred tax asset	5,914,018	2,886,912
Valuation Allowance	(5,914,018)	(2,886,912)
Net deferred tax asset	$-	$-

In assessing the potential realization of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2018 and 2017, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates. The valuation allowance for deferred tax assets increased $3,027,106 and $485,419 during the years ended December 31, 2018 and 2017, respectively.

No federal tax provision has been provided for the years ended December 31, 2018 and 2017 due to the losses incurred during such periods. The Company’s effective tax rate is different from the federal statutory rate due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

	For the Year Ended December 31,
	2018	2017
Statutory U.S. Federal tax rate	21.0%	34.0%
Effect of U.S. tax law change[1]	-%	(30.0)%
State and local income taxes - net of Federal benefit	6.6%	6.6%
Nondeductible expenses and other	0.9%	4.0%
Valuation Allowance	(28.5)%	(14.6)%
Effective rate tax	0.0%	0.0%

1 Due to the Tax Act, our U.S. deferred tax assets and liabilities as of December 31, 2017 were re-measured from 34% to 21%. The change in tax rate resulted in a decrease to our gross U.S. deferred tax assets which is offset by a corresponding decrease to our valuation allowance. This resulted in an adjustment to the Company’s deferred tax assets of $676,000 from the prior period

As of December 31, 2018, the Company had net operating loss carry forwards of $10,373,153 which will expire at various dates from 2029 through 2039. The Federal R&D tax credits will expire at various dates from 2032 through 2039, and the Oregon R&D tax credits will expire at various dates from 2018 through 2022.

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

The Company has identified the United States Federal and Oregon State tax returns as its “major” tax jurisdiction. The United States Federal and Oregon State return years 2015 through 2018 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

NOTE 13: SUBSEQUENT EVENTS

During January and February 2019, 117,192 employee options with an exercise price ranging from $2.0605 per share to $3.10 per share were exercised in cashless transactions at market prices ranging from $2.864 per share to $5.212 per share each of which was based on ranges of the Company’s daily closing price near the transaction dates. The exercises resulted in the issuance of a total of 53,513 shares of the Company’s common stock. These shares meet the requirements for not being restricted from trading.

On February 22, 2019, a total of 200,000 employee warrants, 30,000 with an exercise price of $0.50 per share and 170,000 with an exercise price of $0.9375 per share were exercised in cashless transactions at a market price of $5.212 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates amounting to the issuance of a total of 164,578 shares of the Company’s common stock. These shares meet the requirements for not being restricted from trading.

During January and February 2019, the Company entered into unregistered Subscription Agreements under SEC series 4(a)(2) offering regulations, with four independent investors, pursuant to which the Company issued to the Investors 288,333 shares of its common stock, no par value per share at a purchase price of $3.00 per share.

On February 11, 2019, the Company secured $88,850 in equipment financing secured by $94,850 in equipment for 60 months at 9.72% interest for a monthly payment of $1,867.

On March 25, 2019, the Company issued 800,000 shares of common stock at a purchase price of $4.25 per share for $3,400,000. The Company expects to net $3,122,000 after deducting $278,000 in various legal and transaction fees.

On March 28, 2019, 1,613 employee options were exercised at a price per share of $3.10 for total proceeds to the Company of $5,000.

If a majority of the Stockholders approve the resolution at the May 11, 2019, annual meeting, the number of authorized common shares will increase from 20,000,000 to 60,000,000 and the 2,000,000 shares of Class C preferred stock will automatically convert to common stock.

Exhibit Index

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
1.1	Underwriting Agreement				Filed herewith
3.1(a)	Second Amended and Restated Certificate of Incorporation of Arcimoto, Inc.				Filed herewith
3.1(b)	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.				Filed herewith
3.2	Second Amended and Restated Bylaws of Arcimoto, Inc.	1-A	024-10710	2.2	August 8, 2017
10.1	Industrial Lease dated September 3, 2017 by and between Arcimoto, Inc. and 2034 LLC	8-K	024-10710	10.1	October 4, 2017
10.2	Arcimoto, Inc. Second Amended and Restated Stock Incentive Plan #	1-A	024-10710	2.2	August 8, 2017
10.3	Arcimoto, Inc. Amended and Restated 2015 Stock Incentive Plan #	1-A	024-10710	2.2	August 8, 2017
10.4	Arcimoto 2018 Omnibus Stock Incentive Plan	8-K	001-38213	10.4	June 13, 2018
10.5	Form of Notice of Stock Option Grant and Award Agreement	8-K	001-38213	10.5	June 13, 2018
10.6	Form of Restricted Stock Award Agreement	8-K	001-38213	10.6	June 13, 2018
10.7	Industrial Lease dated October 18, 2018 by and between Arcimoto, Inc. and TEJ Enterprises				Filed herewith
10.8	Amendment to Industrial Lease dated October 18, 2018 by and between Arcimoto, Inc. and TEJ Enterprises				Filed herewith
10.9	Exchange Agreement by and between Arcimoto, Inc. and Mark Frohnmayer	8-K	001-38213	10.7	November 21, 2018
10.10	Form of Subscription Agreement for securities offered in registered offering	8-K	001-38213	10.8	November 21, 2018
10.11	Subscription Agreement with FOD Capital, LLC for shares and warrants and a senior secured note	8-K	001-38213	4.1	December 28, 2018
10.12	Warrant to purchase common stock issued to FOD Capital, LLC	8-K	001-38213	4.2	December 28, 2018
10.13	Senior Secured Note issued in favor of FOD Capital, LLC	8-K	001-38213	10.1	December 28, 2018
10.14	Security Agreement dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.2	December 28, 2018
10.15	Intellectual Property Security Agreement dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.3	December 28, 2018
10.16	Collateral Assignment of Lease dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.4	December 28, 2018
23.1	Consent of dbbmckennon, Independent Registered Public Accounting Firm				Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
101.INS	XBRL Instance Document.	-	-	-	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: March 29, 2019	By:	/s/ Mark Frohnmayer
Mark Frohnmayer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark Frohnmayer	President, Chief Executive Officer and Chairman of the Board of Directors	March 29, 2019
Mark Frohnmayer	(principal executive officer)

/s/ Douglas M. Campoli	Chief Financial Officer	March 29, 2019
Douglas M. Campoli	(principal financial and accounting officer)

/s/ Terry Becker	Chief Operating Officer and Director	March 29, 2019
Terry Becker

/s/ Thomas Thurston	Director	March 29, 2019
Thomas Thurston

/s/ Jeff Curl	Director	March 29, 2019
Jeff Curl

/s/ Joshua S. Scherer	Director	March 29, 2019
Joshua S. Scherer

/s/ Jesse G. Eisler	Director	March 29, 2019
Jesse G. Eisler