Form 10-Q
period 2019-03-31
Arcimoto Inc
filed 2019-05-09
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 6, 2019, there were approximately 16,346,991 shares of the registrant’s common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, no par value	FUV	Nasdaq Capital Market

Arcimoto, Inc.

FORM 10-Q

For the Three Months Ended March 31, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ARCIMOTO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,883,194	$4,903,019
Accounts receivable, net	4,167	-
Inventory	2,565,290	1,703,573
Other current assets	2,118,700	1,626,644
Total current assets	9,571,351	8,233,236

Property and equipment, net	5,713,585	5,809,774
Security deposits	41,988	41,988
Total assets	$15,326,924	$14,084,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$401,115	$717,151
Accrued liabilities	262,410	246,418
Customer deposits	876,824	454,624
Current portion of capital lease obligations	405,952	383,800
Note payable, net of discount	2,757,807	2,677,076
Total current liabilities	4,704,108	4,479,069

Warranty reserve	25,200	25,200
Long-term capital lease obligations, net of current portion	1,487,628	1,513,595
Total long-term liabilities	1,512,828	1,538,795

Total liabilities	6,216,936	6,017,864

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series A-1 preferred stock, no par value, 1,500,000 authorized, none issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	-	-
Class C Preferred Stock, no par value, 2,000,000 authorized; 2,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, no par value, 20,000,000 authorized, 16,340,378 and 15,032,341 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	34,117,535	30,102,738
Additional paid-in capital	1,027,319	930,869
Accumulated deficit	(26,034,866)	(22,966,473)
Total stockholders’ equity	9,109,988	8,067,134

Total liabilities and stockholders’ equity	$15,326,924	$14,084,998

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Product sales – related party	$-	$625
Product sales	-	31
Other revenue	2,645	-
Total revenues	2,645	656
Cost of goods sold	1,467	-
Gross profit	1,178	656

Operating expenses
Research and development	1,060,016	1,047,799
Sales and marketing	245,382	355,515
General and administrative	1,571,308	642,147
Total operating expenses	2,876,706	2,045,461

Loss from operations	(2,875,528)	(2,044,805)

Other expense and (income)
Interest expense	193,273	3,601
Other income, net	(408)	(334)
Net loss	$(3,068,393)	$(2,048,072)

Weighted-average common shares outstanding - basic and diluted	15,423,999	15,896,575
Net loss per common share - basic and diluted	$(0.20)	$(0.13)

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2017	-	-	-	-	15,872,001	$27,177,790	$519,340	$(11,915,458)	$15,781,672

Issuance of common stock for services	-	-	-	-	20,000	57,199	-	-	57,199
Exercise of stock options	-	-	-	-	14,200	29,259	-	-	29,259
Warrants exercised - cashless	-	-	-	-	13,014	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	56,396	-	56,396
Net loss	-	-	-	-	-	-	-	(2,048,072)	(2,048,072)
Balance at March 31, 2018	-	$-	-	$-	15,919,215	$27,264,248	$575,736	$(13,963,530)	$13,876,454

Balance at December 31, 2018	-	-	2,000,000	$-	15,032,341	$30,102,738	$930,869	$(22,966,473)	$8,067,134

Issuance of common stock for cash	-	-	-	-	1,088,333	4,264,999	-	-	4,264,999
Exercise of stock options	-	-	-	-	1,613	5,000	-	-	5,000
Offering costs	-	-	-	-	-	(255,202)	-	-	(255,202)
Stock options exercised - cashless	-	-	-	-	53,513	-	-	-	-
Warrants exercised - cashless	-	-	-	-	164,578	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	96,450	-	96,450
Net loss	-	-	-	-	-	-	-	(3,068,393)	(3,068,393)
Balance at March 31, 2019	-	$-	2,000,000	$-	16,340,378	$34,117,535	$1,027,319	$(26,034,866)	$9,109,988

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(3,068,393)	$(2,048,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171,387	73,524
Amortization of debt discount	80,731	-
Loss on disposal of property and equipment	-	19,000
Stock-based compensation	96,450	113,596
Changes in operating assets and liabilities:
Accounts receivable	(4,167)	(95)
Inventory	(861,717)	(422,035)
Other current assets	(492,056)	(264,679)
Accounts payable	(320,236)	(289,643)
Accrued liabilities	15,992	(1,130)
Customer deposits	422,200	31,897
Net cash used in operating activities	(3,959,809)	(2,787,637)

INVESTING ACTIVITIES
Purchases of certificates of deposit	-	(5,000,000)
Redemption of certificates of deposit	-	1,500,000
Proceeds from sale of property and equipment	41,680	250
Purchases of property and equipment	(23,828)	(65,271)
Net cash provided by (used in) investing activities	17,852	(3,565,021)

FINANCING ACTIVITIES
Proceeds from sale of stock	4,264,999	-
Proceeds from the exercise of stock options	5,000	29,259
Payment of offering costs	(255,202)	-
Payment of capital lease obligations	(92,665)	(75,422)
Net cash provided by (used in) financing activities	3,922,132	(46,163)

Net cash decrease for period	(19,825)	(6,398,821)
Cash at beginning of period	4,903,019	7,824,109
Cash at end of period	$4,883,194	$1,425,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$36,984	$3,601
Cash paid during the period for income taxes	$150	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Portion of equipment acquired through capital leases	$88,850	$999,632
Equipment purchases in accounts payable	$4,200	$1,273

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: NATURE OF OPERATIONS

Arcimoto, Inc. (the “Company”) was originally formed on November 21, 2007 as WTP Incorporated, an Oregon Corporation, and later changed its name to Arcimoto, Inc. The Company was founded in order to build products that catalyze the shift to a sustainable transportation system. The first step in this shift has been developing an affordable, daily utility, pure electric vehicle. Over the past eleven years, the Company has developed a revolutionary new vehicle platform designed around the needs of everyday drivers. Its first products are the Fun Utility Vehicle® (“FUV”), Rapid Responder™, and Deliverator™, the first real, affordable, and fossil-free alternative for the vast majority of daily trips. Compared to the average car, the FUV has dropped 3/4 of the weight and 2/3 of the footprint, in order to bring the joy of ultra-efficient, pure electric driving to everyday commuters and fleets.

Risks and Uncertainties

The Company currently has limited production and distribution capabilities. Facilities to manufacture vehicles on a scale of up to an estimated 10,000 vehicles per year are substantially complete. Arcimoto also does not have a history of higher-scale production and may encounter delays, flaws, or inefficiencies in the manufacturing process, which may prevent or delay achieving higher-scale production within the anticipated timeline. The Company believes that small scale Retail Series production will commence by the second quarter 2019; however, delays in finalizing the FUV testing, design, availability of inventory, and machinery tooling customization could delay such estimates.

Part of the Company’s strategy is to use vehicle rentals to generate a positive cash flow from customer test drive activities.  At the end of October 2018, Arcimoto temporarily opened its first vehicle rental location in Eugene, Oregon as a test bed for developing the rental operations. The Company acquired rental liability insurance and is pursuing SLI (supplemental liability insurance) to offer to rental customers. Arcimoto learned a great deal from this short-term test that the Company believes will help refine the rental operations in preparation for a planned reopening of the Oregon rental facility and potential launch of the San Diego rental operation after Retail Series FUV production has commenced. As with any strategy, there is the risk that the Arcimoto rental business will not be successful.

As of March 31, 2019, the Company has $2,565,290 in inventory and approximately $1,623,000 in prepaid inventory not received yet. Prepaid inventory is included in other current assets. Certain inventory components are included in prepaid inventory are long lead time parts requiring payment in advance.

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

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring operating losses and negative operating cash flows since inception.

The Company has not achieved positive earnings and operating cash flows to enable the Company to finance its operations internally. Funding for the business to date has come primarily through the issuance of debt and equity securities. The Company estimates it will require additional funding during the fourth quarter of 2019 to continue to operate in the normal course of business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2019, and the results of its operations and its cash flows for the three months ended March 31, 2019 and 2018. Results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

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

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments. As of March 31, 2019 and December 31, 2018, the Company did not have any level 2 or level 3 instruments.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method “FIFO”) or market. Inventories consist of purchased electric motors, electrical storage and transmission equipment, and component parts.

	March 31,	December 31,
	2019	2018
Raw materials and component parts	$2,186,620	$1,531,032
Work-in-progress	202,349	15,683
Finished goods	176,321	156,858
Total	$2,565,290	$1,703,573

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Offering Costs

The Company accounts for offering costs in accordance with FASB ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity or as a reduction of debt upon the completion of an offering or to expense if the offering is not completed. As of March 31, 2019 and December 31, 2018, no offering costs remained capitalized, as all deferred offering costs were charged to stockholders’ equity or against debt proceeds upon the completion of an offering. Our fourth quarter 2018 equity and debt recapitalization is further described in Note 7 and 8. For the three months ended March 31, 2019 and 2018, offering costs totaled approximately $255,000 and $0, respectively.

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

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Research and Development

Expenses relating to research and development are expensed as incurred. Vehicle and battery research and development expenses consisted of approximately $1,060,000 and $1,048,000, for the three-month periods ended March 31, 2019 and 2018, respectively.

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

At March 31, 2019 and 2018, the Company excluded the outstanding securities summarized below, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31, 2019	March 31, 2018
Class C preferred stock	2,000,000	-
Warrants to purchase common stock	693,004	958,004
Stock options to purchase common stock	1,192,057	970,000
Underwriters and investor warrants	1,065,095	122,238
Warrants issued to vendors outside of employee plans	47,000	47,000
Total	4,997,165	2,097,242

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financial statements properly reflect the change.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019 for emerging growth companies, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company expects to adopt the new standard on January 1, 2020. The Company anticipates the adoption will not have a material impact on its financial statements.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019 for emerging growth companies, and interim periods within those years, with early adoption permitted. We will adopt this new standard on January 1, 2020. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date (e.g. January 1, 2019), as opposed to the earliest period presented under the modified retrospective transition approach (January 1, 2017) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

Adoption of Recent Accounting Pronouncements

On August 17, 2018, the SEC issued Rule 33-10532 which requires registrants, including smaller reporting companies, to disclose in interim periods on Form 10-Q (1) the changes in each caption of stockholders’ equity and noncontrolling interests for the “current and comparative year-to-date periods, with subtotals for each interim period” and (2) the amount of dividends per share for each class of shares. Rule 33-10532 became effective 30 days after its publication on November 5, 2018. On September 25, 2018 the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company adopted Rule 33-10532 on its effective date and has presented the required statement of stockholders’ equity beginning in its first quarterly Form 10-Q filing in 2019.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: CONCENTRATIONS

Accounts Payable

For the three months ended March 31, 2019, and 2018, the Company, respectively, had one and four significant vendors that accounted for more than 10% of the Company’s accounts payables balances. The Company believes the loss of this vendor in 2019 could have an adverse impact on the Company’s business or operations. The Company believes the loss of the four vendors in 2018 did not have an adverse impact on the Company’s business or operations.

NOTE 5: PROPERTY AND EQUIPMENT

As of March 31, 2019 and December 31, 2018, our property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Computer equipment and software	$51,594	$51,594
Furniture and fixtures	46,839	46,839
Machinery and equipment	4,683,529	4,683,529
FUV rental fleet	71,998	71,998
Leasehold improvements	349,008	349,008
Fixed assets in process	1,157,543	1,082,345
	6,360,511	6,285,314
Less: accumulated depreciation	(646,926)	(475,539)
Total	$5,713,585	$5,809,774

Fixed assets in process is comprised primarily of Beta FUVs being reworked for deployment into the rental fleet, leasehold improvements, tooling and equipment related to the manufacturing of our vehicles. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use.

Depreciation expense was approximately $171,000 and $74,000 during the three months ended March 31, 2019 and 2018, respectively.

NOTE 6: CAPITAL LEASE OBLIGATIONS

As of March 31, 2019, the Company has financed a total of approximately $2,232,000 of its capital equipment purchases with monthly payments ranging from $437 to $8,582, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 4.52% to 9.86%. Total monthly capital lease payments as of March 31, 2019 are approximately $45,600. These lease obligations mature ranging from December 2021 through February 2024 and are secured by approximately $2,814,000 in underlying assets which have $204,810 in accumulated depreciation as of March 31, 2019. The balance of capital lease obligations was approximately $1,894,000 and $1,897,000 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 7: NOTES PAYABLE

On December 27, 2018, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with FOD Capital, LLC, a Florida limited liability company (the “Investor”), pursuant to which the Company issued to the Investor (i) 500,000 shares of its common stock, no par value per share at a purchase price of $3.00 per share (the “Shares”), (ii) a warrant to purchase up to 942,857 shares of common stock at $3.50 per share (the “Warrant”), and (iii) a senior secured note in the principal amount of $3,000,000 (the “Note”). The short-term note was recorded with an original issue discount of $322,924 which will be amortized as interest expense over the Note’s twelve-month term. During the three months ended March 31, 2019, the Company amortized $80,731 with a remaining unamortized discount of $242,193. See Note 8 for additional details.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 8: STOCKHOLDERS’ EQUITY

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

The Company has reserved a total of 2,531,939 shares of its common stock pursuant to the equity incentive plans (see Note 9). The Company has 1,885,061 and 2,236,893 stock options and warrants outstanding under these plans as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, the Company has reserved an additional 942,857 shares of its common stock for warrants pursuant to the Subscription Agreement discussed above. As of March 31, 2019, these warrants were fully vested.

Common Stock Issued for Compensation

During the three months ended March 31, 2018, the Company issued 20,000 restricted common shares for services with a fair value of $57,199. The shares were valued based on the stock price at the time of the grant.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Exercise of Stock Options and Warrants

On January 31, 2018, 14,200 employee options were exercised at a price per share of $2.0605 for total proceeds to the Company of $29,259.

On March 28, 2019, 1,613 employee options were exercised at a price per share of $3.10 for total proceeds to the Company of $5,000.

During the three months ended March 31, 2018, a total of 15,000 employee warrants with an exercise price of $0.50 per share were exercised in cashless transactions at a market price of $3.7776 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates amounting to the issuance of a total of 13,014 shares of the Company’s common stock.

During the three months ended March 31, 2019, a total of 200,000 employee warrants, 30,000 with an exercise price of $0.50 per share and 170,000 with an exercise price of $0.9375 per share were exercised in cashless transactions at a market price of $5.212 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates amounting to the issuance of a total of 164,578 shares of the Company’s common stock.

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

Public Offering of Common Stock

On March 25, 2019, the Company entered into Subscription Agreements with certain investors relating to a public offering of 800,000 shares of common stock directly to investors, for an offering price of $4.25 a share. The gross proceeds of $3,400,000 were offset by approximately $255,000 in various legal and transaction fees. With the net proceeds of approximately $3,145,000 from the offering, the Company plans to utilize these funds for operating expenses, inventory costs, and offering costs, amongst other general corporate purposes.

The March 25, 2019 Offering was made pursuant to the Company’s registration statement on Form S-3, previously filed with the Securities and Exchange Commission (the “SEC”) on October 3, 2018, and declared effective by the SEC on October 17, 2018, a base prospectus forming a part of the effective registration statement, and a prospectus supplement dated March 25, 2018.

Private Offering of Common Stock

During January and February 2019, the Company entered into unregistered Subscription Agreements under SEC series 4(a)(2) offering regulations, with four independent investors, pursuant to which the Company issued to the Investors at total of 288,333 shares of its common stock, no par value per share at a purchase price of $3.00 per share. With the net proceeds of approximately $865,000 from the offering, the Company plans to utilize these funds for operating expenses, inventory costs, and offering costs, amongst other general corporate purposes.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Shares were issued for an aggregate purchase price of $1,500,000. In connection with the Share issuance, the Company granted the Investor with the exclusive option on the franchise rights for the lower Florida Keys, subject to the terms contained in the Company’s standard franchise agreement.

The Warrant has a 3-year term. The Company reserved 942,857 shares of common stock for issuance pursuant to the potential exercise of the Warrant and, so long as the Warrant remains outstanding, the Company will keep reserved for issuance under the Warrant that number of shares of Common Stock at least equal to the maximum number of shares of common stock as shall be necessary to satisfy the Company’s obligation to issue shares of common stock under the Warrant then outstanding (without regard to any limitations on exercise). The warrant was valued based on the Black-Scholes option pricing model using similar inputs to those described in Note 9, other than the contractual life which was based on the term of the warrant.  The relative fair value of the warrant in relation to the debt and equity component of the Transaction was $111,374.

The Note is secured by a perfected first secured lien on all the Company’s assets except for equipment assets securing existing or future leases. Interest will accrue at 10% per annum and will be paid at maturity or payoff of the note, with a minimum of one year of interest paid at such time. The Note matures on December 27, 2019 and, subject to certain conditions, can be extended for an additional six months upon payment of $300,000 to the Investor by the Company. In connection with the Note, the Company entered into a Security Agreement, an Intellectual Property Security Agreement and a Collateral Assignment of Lease Agreement, each dated as of December 27, 2018 (collectively, the “Collateral Documents”). The short-term note was recorded with an original issue discount of $322,924 which will be amortized as interest expense over the Note’s twelve-month term. The discount is based on the allocation of costs and warrants associated with the Transaction. See Note 7 for disclosure of amortization of debt discount.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 9: STOCK-BASED PAYMENTS

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

Stock-based compensation, including stock-options, warrants and stock issued for compensation is included in the statement of operations as follows:

	Three months ended March 31,
	2019	2018
Research and development	$21,008	$31,015
Sales and marketing	13,744	64,851
General and administrative	61,698	17,730
Total	$96,450	$113,596

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

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

On September 1, 2018, 617,000 options were issued under the 2018 Plan, 109,000 of those grants were forfeited, leaving 508,000 grants outstanding; none of which have vested under the 2018 Plan as of March 31, 2019.

Employee stock-based compensation expense included in operating expenses for the three months ended March 31, 2019 was $69,304.

Total compensation cost related to non-vested awards issued on September 1, 2018 under the 2018 Plan not yet recognized as of March 31, 2019 was approximately $701,000 and will be recognized on a straight-line basis through the end of the vesting periods which is September 30, 2021. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

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

There were no grants made under the 2015 Plan during the three months ended March 31, 2019 or 2018.

Employee stock-based compensation expense included in operating expenses for the three months ended March 31, 2019 and 2018 was $27,146 and $51,171, respectively.

Total compensation cost related to non-vested awards not yet recognized as of March 31, 2019 was approximately $132,000 and will be recognized on a straight-line basis through the end of the vesting periods or December 31, 2020. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

As of March 31, 2019, 142,882 options are still issuable under the 2015 Plan.

2012 Employee Stock Benefit Plan

The 2012 Plan provides the Company the ability to grant to directors, employees, consultants, advisors or independent contractors shares of common stock of the Company through the grant of warrants and/or the grant of common stock. The Company reserved 1,000,000 shares of common stock for delivery under the 2012 Plan. Warrants issued and outstanding under the 2012 Plan as of March 31, 2019 and 2018 were 693,004 and 958,004, respectively. Warrants expire 10 to 15 years from the grant date and were vested when issued.

As of March 31, 2019, 11,996 warrants are still issuable under the 2012 Plan.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 10: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $10,100 per vehicle for Retail Series production vehicles and $42,000 per vehicle for Signature Series vehicles for purposes of securing a vehicle production slot. As of March 31, 2019 and December 31, 2018, the Company’s balance of deposits received was approximately $877,000 and $455,000, respectively. As of March 31, 2019 and December 31, 2018, $387,824 and $370,624, respectively, of these deposits were refundable upon demand. Deposits are included in current liabilities in the accompanying balance sheets. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable and any additional deposit required must be paid prior to the start of the manufacturing process. Customer deposits from related parties total $1,700 and $1,700 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

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

NOTE 12: SUBSEQUENT EVENTS

On April 5, 2019, the Company granted 141,600 options under the 2015 Stock Incentive Plan, leaving 1,282 options available for issuance.

On April 5, 2019, the Company granted 498,600 options under the 2018 Omnibus Stock Incentive Plan, leaving 1,900 options available for issuance.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the SEC. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to identify financing sources to fund our capital expenditure requirements and continue operations until sufficient cash flow can be generated from operations;

●	our ability to identify financing sources in the short term on terms favorable to our Company;

●	our ability to manage the distribution channels for our products, including our ability to successfully implement our rental strategy, direct to consumer distribution strategy and any additional distribution strategies we may deem appropriate;

●	our ability to design, manufacture and market vehicle models within projected timeframes given that a vehicle consists of several thousand unique items and we can only go as fast as the slowest item;

●	our inexperience to date in manufacturing vehicles at the high volumes that we anticipate;

●	our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

●	the number of reservations and cancellations for our vehicles and our ability to deliver on those reservations;

●	our ability to effectively execute our business plan and growth strategy;

●	unforeseen or recurring operational problems at our facility, or a catastrophic loss of our manufacturing facility;

●	our dependence on our suppliers;

●	the volatility of our stock price;

●	changes in consumer demand for, and acceptance of, our products;

●	overall strength and stability of general economic conditions and of the automotive industry more specifically, both in the United States and globally;

●	changes in the competitive environment, including adoption of technologies and products that compete with our products;

●	our ability to generate consistent revenues;

●	our ability to design, produce and market our vehicles;

●	our reliance on key personnel;

●	changes in the price of oil and electricity;

●	changes in laws or regulations governing our business and operations;

●	our ability to obtain and protect our existing intellectual property protections including patents;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;

●	interest rates and the credit markets;

●	our ability to maintain our NASDAQ Capital Market listing;

●	costs and risks associated with litigation; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2019 and 2018 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We design, develop, manufacture, and plan to rent and sell ultra-efficient fully electric vehicles. We achieved limited production of our first Signature Series vehicles at the end of 2017, with additional, limited Signature Series and Beta vehicle production in 2018. We completed 23 Beta vehicles in 2018 and an additional 5 partial vehicles for testing. We produced 12 additional prototype vehicles in Q1 2019, in various stages of completion, for testing design changes, product robustness, due care for voluntarily added equipment and compliance, prior to the initiation of Retail Series production, planned for 2019.

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

Thesis

Current automotive platforms are inefficient by design. Cars can weigh upwards of 4,000 lbs., take up on average almost 50 square feet of space on the road and when parked, and are way overcapacity for vast majority of daily transportation tasks– those involving one or two people, traveling a relatively short distance, with a relatively small number of items.

Arcimoto develops and manufactures products tuned for the utility needs of everyday driving. By doing so, we aim to deliver meaningfully more efficient solutions to the market, at a fraction of the total cost of ownership of today’s cars.

Platform and Technologies

Arcimoto spent its first decade developing and refining eight generations of a new three-wheeled electric vehicle platform, a light-footprint, nimble reverse-trike architecture that features a low center of gravity for stability on the road, dual-motor front wheel drive for enhanced traction, can park three to a space while carrying two large adults comfortably, and is more efficient, by an order of magnitude, than today’s cars.

 Products

Arcimoto is currently developing three vehicle products based on the Arcimoto Platform: the Fun Utility Vehicle® (FUV®), the Rapid Responder™, and the Deliverator™. While intended to serve very different market segments, an estimated 90% of the constituent parts are the same between our three initial products.

Fun Utility Vehicle

Arcimoto’s flagship product is the Fun Utility Vehicle. The FUV delivers a thrilling ride experience, exceptional maneuverability, comfort for two passengers with gear, highly-efficient parking (three to a space), and ultra-efficient operation, all at an affordable price. Over time, we anticipate offering the FUV with several option packages to meet the needs of a variety of customers. As of March 31, 2019, we had 3,883 FUV pre-orders with small refundable deposits, representing an increase of 1,422, or approximately 58%, from the 2,461 pre-orders as of March 31, 2018.

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

Arcimoto has agreed in principle to test the Rapid Responder in pilot programs with the City of Eugene, the Eugene-Springfield Fire Department, and the city of Eastvale, California. We are targeting first production Rapid Responders will be delivered in 2020.

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

We are targeting the first production Deliverators will be delivered in 2020.

To execute our growth strategy, we will require significant additional funds. No assurances can be made that we will be successful in raising the capital in the short term required to execute our growth strategy.

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Demand for the Retail Series Arcimoto FUV has continued to increase. As of March 31, 2019, we had 3,883 FUV pre-orders with small refundable deposits, representing an increase of 1,422, or approximately 58%, from the 2,461 pre-orders as of March 31, 2018.

We began taking $5,000 non-refundable reservations for the FUV Evergreen Edition in Q1. The FUV Evergreen Edition is our first retail product trim offering, starting at a price point of $19,900. Evergreen FUVs will be initially available to our pre-order customers in the west coast states of Oregon, California, and Washington. We secured non-refundable reservations for the first 100 FUVs in anticipation of initial retail production and delivery planned for Q2.

We built 12 of 12 planned vehicles for testing purposes in Q1 and an additional 5 vehicles in the first part of Q2, with the majority of these vehicles now shipped to various testing labs. Arcimoto is testing to verify robustness of its vehicle design, to demonstrate compliance with all Federal Motor Vehicle Safety Standards required for motorcycles, and to demonstrate proper function of voluntarily added equipment such as the FUV’s 3+2 seat belts.

Upon successful completion of testing, Arcimoto will initiate the sales process with our first customers, collect balances due, and produce and deliver those vehicles.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We aim to ramp up Retail Series production during 2019, starting in the second quarter. Given this plan, our capital expenditures, which are substantially complete, have included significant capital costs for the tooling, production equipment and construction of the FUV production line.

Once retail FUVs are in production, we plan to open rental stores in key destination markets to serve as test drive facilities. We believe this rental model will offer the potential for Arcimoto to share the FUV experience with prospective customers, generate more lifetime revenue per rental vehicle, and build in-market stores that operate with better margins than if we were to offer free test drives.

Operating expenses grew by approximately 41% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was driven by increases in the number of employees associated with the transformation of Arcimoto from a private research and development (“R&D”) operation into a public manufacturing company. The number of employees increased by approximately 93%, from 46 as of March 31, 2018 to 89 employees as of March 31, 2019. In December 2017, we moved into a new approximately 32,000 square foot facility from our previous 5,000 square foot facility. In June 2018, we added 5,291 square feet of manufacturing and office space, and in October 2018, re-negotiated the lease for this space. As a result, we incurred costs associated with equipping the employees, implementing systems, and running the larger facilities. R&D costs increased slightly by approximately 1% during the three months ended March 31, 2019, as we continued redesigning the FUV for automated production processes, and sales and marketing costs decreased approximately 31% due to reduced participation in marketing roadshow events. General and administrative cost continues to increase as we build out manufacturing, service and regulatory processes and operate as a public company.

As stated above, if we are unable to successfully raise sufficient additional capital to cover our ongoing operating expenses in the short term, we will not be able to execute our ramp strategy.

New Accounting Pronouncements

For a description of our critical accounting policies and estimates, please refer to the “Summary of Significant Accounting Policies” in Note 3 to our Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe are reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.  See Note 3 of the notes to the financial statements at March 31, 2019.

Results of Operations

Three months ended March 31, 2019 versus three months ended March 31, 2018

Revenues

We had approximately $2,645 and $656 in revenue from merchandise, and outside metal fabrication during the three months ended March 31, 2019 and 2018, respectively.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our engineering and research teams and prototyping materials expense. R&D expenses for the three months ended March 31, 2019 and 2018 were approximately $1,060,000 and $1,048,000, respectively. The primary reason for the increase in R&D expenses of $12,000, or 1%, resulted from an increase in engineering salaries and benefits of approximately $95,000, and a decrease in materials, tools and equipment expense of approximately $85,000. The major R&D projects during the three months ended March 31, 2019 were removable half doors, the Deliverator and Rapid Responder prototypes, and engineering for product completion and final testing, which is estimated to be completed by mid-year 2019. Retail production and the recognition of sales and revenue will not begin until this final testing is complete.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the three months ended March 31, 2019 and 2018 were approximately $245,000 and $356,000, respectively. The primary reasons for the decrease in sales and marketing expenses during the three months ended March 31, 2019 of approximately $110,000 or -31%, as compared to the prior period was an approximately $43,000 increase in expense for developing and franchising the rental business, and a $52,000 increase in salary and benefits expenses, offset by an approximately $161,000 decrease in public relations, marketing, and travel expenses associated with investor relations, trade shows, and customer road shows.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as certain human capital and related costs generally included in manufacturing that are being utilized to set-up operations associated with workflow, regulatory compliance, materials, service, quality, and legal organizations, as well as legal fees, professional and contract services. G&A expenses for the three months ended March 31, 2019 were approximately $1,571,000 as compared to approximately $642,000 for the same period last year, representing an increase of approximately $929,000, or 145%. The primary reasons for the increase in the current period was due to an approximately $434,000 increase in salary and benefits associated with developing our manufacturing, materials, service, quality and compliance, and other operations, a $212,000 increase in expenses associated with being a public company (investor relations, insurance, and professional fees), a $97,000 increase in depreciation expense due to the manufacturing facility and equipment being placed into service, a $58,000 increase in facilities rent and maintenance, and a $58,000 increase in lobbying expense.

Interest Expense

Interest expense for the three months ended March 31, 2019 was approximately $193,000, as compared to $4,000 during the three months ended March 31, 2018. The increase in interest expense was due to equipment financing and stated interest on capital financing debt and accretion of debt discount.

Liquidity and Capital Resources

As of March 31, 2019, we had approximately $4,883,000 in cash and cash equivalents representing a decrease in cash and cash equivalents of approximately $20,000 from December 31, 2018. Sources of cash were predominantly from the sale of equity. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with liquidity through the third quarter of 2019. We need to successfully raise funds in the short-term; however, this is subject to market conditions and recognizing that we cannot be certain that additional funds would be available to us on favorable terms or at all. The amount and timing of funds that we may raise is undetermined and could vary based on a number of factors, including our ongoing liquidity needs, our current capitalization, as well as access to current and future sources of liquidity.

We have invested approximately $6,190,000 into leasehold improvements, tooling and manufacturing capital expenditures for our current FUV production facility. At this time, we believe minimal further investment into tooling and manufacturing is required until we need to expand production capacity beyond a rate of 10,000 vehicles per year. As we ramp up production, we may identify opportunities for reducing cost of goods sold that may require additional capital expenditures.

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

During the three months ended March 31, 2019, cash used in operating activities was approximately $3,960,000, which was primarily the result of our net loss incurred of approximately $3,068,000, an increase in other current assets of $492,000, a decrease in accounts payable of approximately $320,000 and an increase in inventories of approximately $862,000 related to materials for our electric vehicles. These increases in cash outflows were partially offset by stock-based compensation of approximately $96,000, customer deposits of approximately $422,000, depreciation expense of approximately $171,000, and the amortization of capital debt of approximately $81,000.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relates to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the three months ended March 31, 2019, the Company received approximately $18,000, net of financing in a sale lease back, for manufacturing equipment and tooling. No FUVs were placed into company service or included in our rental fleet.

During the three months ended March 31, 2018, the Company purchased and redeemed $5,000,000 and $1,500,000 of certificates of deposits, respectively, and paid approximately $65,000, net of financing, for manufacturing equipment and tooling.

Cash Flows from Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was approximately $3,922,000, compared to net cash used of $46,000 during the three months ended March 31, 2018. Cash flows used in financing activities during the three months ended March 31, 2019 mainly comprised of payments on capital lease obligations amounting to approximately $93,000, offering costs of approximately $271,000 offset by a $16,000 credit to legal fees previously recorded in offering cost, and proceeds from the issuance of our common stock through our S-3 of $3,400,000 and through a Series 4(a)(2) offering of approximately $865,000.

During the three months ended March 31, 2018, net cash used in financing activities was approximately $46,000. Cash flows used in financing activities during the three months ended March 31, 2018 mainly comprised of payments on capital lease obligations amounting to approximately $75,000, and proceeds from the issuance of our common stock through the exercise of employee stock options of approximately $29,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

Based on this evaluation, out Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f) occurred during the period ended March 31, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During January and February 2019, the Company entered into Subscription Agreements with four individual unaffiliated accredited investors, pursuant to which the Company sold a total of 288,333 shares of its common stock, no par value per share at a purchase price of $3.00 per share. There were no underwriters in the transactions and the aggregate proceeds received from the transaction were approximately $865,000. The Company plans to utilize these funds for operating expenses, inventory costs, and offering costs, amongst other general corporate purposes. The shares were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
10.1	Underwriting Agreement	10-K	001-282113	1.1	March 29, 2019
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: May 9, 2019	By:	/s/ Mark Frohnmayer
Mark Frohnmayer
President and Chief Executive Officer