Form 10-Q
period 2019-06-30
Arcimoto Inc
filed 2019-08-14
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of August 6, 2019, there were approximately 18,380,688 shares of the registrant’s common stock issued and outstanding.

Arcimoto, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ARCIMOTO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,249,595	$4,903,019
Accounts receivable, net	19,987	-
Inventory	3,692,172	1,703,573
Other current assets	1,635,774	1,626,644
Total current assets	6,597,528	8,233,236

Property and equipment, net	5,616,084	5,809,774
Security deposits	41,988	41,988
Total assets	$12,255,600	$14,084,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$519,559	$717,151
Accrued liabilities	658,178	246,418
Customer deposits	980,724	454,624
Current portion of capital lease obligations	414,647	383,800
Note payable, net of discount	2,838,538	2,677,076
Current portion of deferred revenue	12,000	-
Total current liabilities	5,423,646	4,479,069

Warranty reserve	25,200	25,200
Long-term capital lease obligations, net of current portion	1,380,096	1,513,595
Long-term deferred revenue	48,000	-
Total long-term liabilities	1,453,296	1,538,795

Total liabilities	6,876,942	6,017,864

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series A-1 preferred stock, no par value, 1,500,000 authorized, none issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	-	-
Class C Preferred Stock, no par value, 2,000,000 authorized; none and 2,000,000 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	-	-
Preferred Stock, no par value, 1,500,000 authorized, none issued and outstanding as of June 30, 2019	-	-
Common stock, no par value, 60,000,000 authorized, 18,347,324 and 15,032,341 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	34,123,037	30,102,738
Additional paid-in capital	1,213,059	930,869
Accumulated deficit	(29,957,438)	(22,966,473)
Total stockholders’ equity	5,378,658	8,067,134

Total liabilities and stockholders’ equity	$12,255,600	$14,084,998

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Product sales – related party	-	282	-	907
Product sales	-	85,050	-	85,082
Other revenue	8,514	-	11,159	-
Total revenues	8,514	85,332	11,159	85,989
Cost of goods sold	3,253	95,815	4,720	95,814
Gross profit (loss)	5,261	(10,483)	6,439	(9,825)

Operating expenses
Research and development	2,036,579	363,652	3,096,595	1,411,452
Sales and marketing	276,917	418,162	522,299	773,677
General and administrative	1,421,099	1,400,018	2,992,407	2,042,166
Total operating expenses	3,734,595	2,181,832	6,611,301	4,227,295

Loss from operations	(3,729,334)	(2,192,315)	(6,604,862)	(4,237,120)

Other expense and (income)
Interest expense	194,248	16,921	387,521	20,522
Other income, net	(1,010)	(40,137)	(1,418)	(40,471)
Net loss	$(3,922,572)	$(2,169,099)	$(6,990,965)	$(4,217,171)

Weighted-average common shares outstanding - basic and diluted	17,401,076	15,919,215	16,417,999	15,907,958
Net loss per common share - basic and diluted	$(0.23)	$(0.14)	$(0.43)	$(0.27)

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2017	-	-	-	-	15,872,001	$27,177,790	$519,340	$(11,915,458)	$15,781,672

Issuance of common stock for services	-	-	-	-	20,000	57,200	-	-	57,200
Exercise of stock options	-	-	-	-	14,200	29,258	-	-	29,258
Warrants exercised – cashless	-	-	-	-	13,014	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	108,197	-	108,197
Net loss	-	-	-	-	-	-	-	(4,217,171)	(4,217,171)
Balance at June 30, 2018	-	$-	-	$-	15,919,215	$27,264,248	$627,537	$(16,132,629)	$11,759,156

Balance at December 31, 2018	-	-	2,000,000	$-	15,032,341	$30,102,738	$930,869	$(22,966,473)	$8,067,134

Issuance of common stock for cash	-	-	-	-	1,088,333	4,264,999	-	-	4,264,999
Exchange of Class C Preferred stock for common stock	-	-	(2,000,000)	-	2,000,000	-	-	-	-
Exercise of stock options	-	-	-	-	3,388	10,502	-	-	10,502
Offering costs	-	-	-	-	-	(255,202)	-	-	(255,202)
Stock options exercised – cashless	-	-	-	-	53,684	-	-	-	-
Warrants exercised – cashless	-	-	-	-	169,578	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	282,190	-	282,190
Net loss	-	-	-	-	-	-	-	(6,990,965)	(6,990,965)
Balance at June 30, 2019	-	$-	-	$-	18,347,324	$34,123,037	$1,213,059	$(29,957,438)	$5,378,658

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at March 31, 2018	-	-	-	-	15,919,215	$27,264,248	$575,736	$(13,963,530)	$13,876,454

Stock-based compensation	-	-	-	-	-	-	51,801	-	51,801
Net loss	-	-	-	-	-	-	-	(2,169,099)	(2,169,099)
Balance at June 30, 2018	-	$-	-	$-	15,919,215	$27,264,248	$627,537	$(16,132,629)	$11,759,156

Balance at March 31, 2019	-	-	2,000,000	$-	16,340,378	$34,117,535	$1,027,319	$(26,034,866)	$9,109,988

Exchange of Class C Preferred stock for common stock	-	-	(2,000,000)	-	2,000,000	-	-	-	-
Exercise of stock options	-	-	-	-	1,775	5,502	-	-	5,502
Stock options exercised – cashless	-	-	-	-	171	-	-	-	-
Warrants exercised – cashless	-	-	-	-	5,000	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	185,740	-	185,740
Net loss	-	-	-	-	-	-	-	(3,922,572)	(3,922,572)
Balance at June 30, 2019	-	$-	-	$-	18,347,324	$34,123,037	$1,213,059	$(29,957,438)	$5,378,658

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(6,990,965)	$(4,217,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	343,137	160,255
Amortization of debt discount	161,462	-
Loss on disposal of property and equipment	-	24,438
Stock-based compensation	282,190	165,397
Changes in operating assets and liabilities:
Accounts receivable	(19,987)	159
Inventory	(1,988,599)	(1,096,024)
Other current assets	(9,130)	(448,800)
Accounts payable	(197,592)	(663,696)
Accrued liabilities	411,760	214,158
Customer deposits	526,100	(29,143)
Deferred revenue	60,000	-
Net cash used in operating activities	(7,421,624)	(5,890,427)

INVESTING ACTIVITIES
Purchases of certificates of deposit	-	(5,250,000)
Redemption of certificates of deposit	-	6,250,000
Other long-term assets	-	(38,844)
Proceeds from sale of property and equipment	-	250
Purchases of property and equipment	(60,597)	(709,243)
Net cash provided by (used in) investing activities	(60,597)	252,163

FINANCING ACTIVITIES
Proceeds from sale of common stock	4,264,999	-
Proceeds from the exercise of stock options	10,502	29,259
Payment of offering costs	(255,202)	-
Payment of capital lease obligations	(191,502)	(78,170)
Net cash provided by (used in) financing activities	3,828,797	(48,911)

Net cash decrease for period	(3,653,424)	(5,687,175)
Cash at beginning of period	4,903,019	7,824,109
Cash at end of period	$1,249,595	$2,136,934

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$76,083	$16,921
Cash paid during the period for income taxes	$150	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Portion of equipment acquired through capital leases	$88,850	$1,751,963
Equipment purchases in accounts payable	$-	$29,685

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: NATURE OF OPERATIONS

Arcimoto, Inc. (the “Company”) was originally formed on November 21, 2007 as WTP Incorporated, an Oregon Corporation, and later changed its name to Arcimoto, Inc. The Company was founded in order to build products that catalyze the shift to a sustainable transportation system. The first step in this shift has been developing an affordable, daily utility, pure electric vehicle. Over the past ten years, the Company has developed a revolutionary new vehicle platform designed around the needs of everyday drivers. Its main product is the Fun Utility Vehicle® (“FUV”), the first real, affordable, and fossil-free alternative for the vast majority of daily trips. Compared to the average car, the FUV has dropped 2/3 of the weight and 2/3 of the footprint, in order to bring the joy of ultra-efficient, pure electric driving to the masses.

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

As of June 30, 2019, the Company has $3,692,172 in inventory and another approximately $1,307,775 in prepaid inventory not received yet. Prepaid inventory is included in other current assets. Certain inventory components are included in prepaid inventory that are long lead time parts requiring payment in advance.

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

Further, the Company’s business and operations are sensitive to general governmental policy, business and economic conditions in the United States and worldwide. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Other developments, including but not limited to economic recessions, import tariffs, trends in vehicle manufacturing, consumer taste, availability of inventory, and changes in government policy related to cars and motorcycles, could have a material adverse effect on the Company’s financial condition and the results of its operations.

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

The Company has not achieved positive earnings and operating cash flows to enable the Company to finance its operations internally. Funding for the business to date has come primarily through the issuance of debt and equity securities. The Company will require additional funding to continue to operate in the normal course of business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Although the Company’s objective is to increase its revenues from the sales of its products within the next few years sufficient to generate positive operating and cash flow levels, there can be no assurance that the Company will be successful in this regard. The Company will need to raise additional capital in order to fund its operations, which it intends to obtain through debt and/or equity offerings. Funds on hand and any follow-on capital, will be used to invest in our business to expand sales and marketing efforts, enhance our current product lines by continuing research and development (“R&D”) to enhance the FUV and to bring future variants to retail production, continue to build out and optimize our production facility, and fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2019, and the results of its operations for the three and six months ended June 30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018. Results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

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

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Fair Value Measurements

The Company’s financial instruments consist primarily of cash and capital lease obligations. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments. As of June 30, 2019 and December 31, 2018, the Company did not have any level 2 or level 3 instruments.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method “FIFO”) or market. Inventories consist of purchased electric motors, electrical storage and transmission equipment, and component parts.

	June 30,	December 31,
	2019	2018
Raw materials and component parts	$3,519,910	$1,531,032
Work-in-progress	15,750	15,683
Finished goods	156,512	156,858
Total	$3,692,172	$1,703,573

Offering Costs

The Company accounts for offering costs in accordance with FASB ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity or as a reduction of debt upon the completion of an offering or to expense if the offering is not completed. As of June 30, 2019 and December 31, 2018, no offering costs remained capitalized, as all deferred offering costs were charged to stockholders’ equity or against debt proceeds upon the completion of an offering. Our fourth quarter 2018 equity and debt recapitalization is further described in Note 7 and 8. For the six months ended June 30, 2019 and 2018, offering costs totaled approximately $255,000 and $0, respectively.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Customer Deposits

Non-refundable customer deposits are comingled with operating funds. Refundable customer deposits are generally held in a separate deposit account. Revenue is not recognized on customer deposits until the deposit is applied to a non-refundable vehicle order, the vehicle manufacturing process is completed, the vehicle is ready for pickup by or delivery to the customer.

Deferred Revenue

Deferred revenues represent cash collected in advance of the revenues being earned for distributor licensing arrangements.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This generally occurs when products are ready for pickup by or delivery to the customer in accordance with the sales agreement or purchase order, which is when control of the vehicle passes to the customer. The Company’s shipping terms are generally F.O.B. shipping point, where title is transferred, and revenue is recognized when the products are shipped to or picked up by customers. Revenues related to distributor licensing arrangements are generally recognized over the term of the agreement, except for specific products and services specified as part of the agreement, for which revenue may be accelerated based on when the earnings process is complete.

Research and Development

Costs relating to R&D are expensed as incurred. Vehicle and battery R&D expenses consisted of approximately $2,037,000 and $3,097,000, for the three and six month periods ended June 30, 2019, respectively, and $364,000 and $1,411,000, for the three and six month periods ended June 30, 2018, respectively.

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

At June 30, 2019 and 2018, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30, 2019	June 30, 2018
EEP Warrants to purchase common stock	687,316	958,004
EEP Stock options to purchase common stock	1,738,731	940,000
Investor warrants to purchase common stock	942,857	-
Underwriters warrants	122,238	122,238
Warrants issued to vendors outside of employee plans	47,000	47,000
Total	3,538,142	2,067,242

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: Concentrations

Payables

As of June 30, 2019, and December 31, 2018, the Company had one and two, respectively, significant vendors that accounted for more than 10% of the Company’s payables balances. As of June 30, 2019, this vendor accounted for 12% of payable balances. As of December 31, 2018, these vendors accounted for 13 % and 23% of payable balances.

Purchases/Inventory

As of June 30, 2019, and December 31, 2018, the Company had two significant vendors that accounted for more than 10% of the Company’s inventory balances. As of June 30, 2019 these vendors accounted for 16% and 22% of inventory balances. As of December 31, 2018, these vendors accounted for 12 % and 16% of inventory balances.

NOTE 5: PROPERTY AND EQUIPMENT

As of June 30, 2019 and December 31, 2018, our property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Computer equipment and software	$56,743	$51,594
Furniture and fixtures	46,839	46,839
Machinery and equipment	4,683,529	4,683,529
FUV rental fleet	71,998	71,998
Leasehold improvements	349,008	349,008
Fixed assets in process	1,226,643	1,082,345
	6,434,760	6,285,313
Less: accumulated depreciation	(818,676)	(475,539)
Total	$5,616,084	$5,809,774

Fixed assets in process is comprised primarily of Beta FUVs being reworked for deployment into the rental fleet, leasehold improvements, tooling and equipment related to the manufacturing of our vehicles. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use.

Depreciation expense was approximately $172,000 and $343,000 during the three and six months ended June 30, 2019, respectively, and was approximately $87,000 and $160,000 during the three and six months ended June 30, 2018, respectively.

NOTE 6: CAPITAL LEASE OBLIGATIONS

As of June 30, 2019, the Company has financed a total of approximately $2,232,000 of its capital equipment purchases with monthly payments ranging from $437 to $8,582, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 4.52% to 9.86%. Total monthly capital lease payments as of June 30, 2019 are approximately $46,100. These lease obligations mature ranging from December 2021 through February 2024 and are secured by approximately $2,814,000 in underlying assets which have approximately $282,000 in accumulated depreciation as of June 30, 2019. The balance of capital lease obligations was approximately $1,795,000 and $1,897,000 as of June 30, 2019 and December 31, 2018, respectively.

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

The Series A-1 Preferred Stock is convertible at any time after issuance at the option of the holder into shares of common stock at the original issue price of the Series A-1 Preferred Stock. The Series A-1 Preferred Stock is also subject to mandatory conversion provisions upon an initial public offering raising $15 million or more and is not redeemable. To prevent dilution, the conversion price of the Series A-1 Preferred Stock is to be adjusted for any issuance of securities, excluding exempt securities, which change the number of shares of common stock outstanding. The Series A-1 Preferred Stockholders are entitled to equal voting rights to common stockholders on an as-converted basis and receive preference to the common stockholders upon liquidation. The Series A-1 Preferred Stock was converted to common stock in July 2017, prior to the Regulation A offering and listing.

As a result of the share exchange agreement described below, the Company issued 2,000,000 shares of Class C Preferred Stock on November 15, 2018 in the exchange noted below. These 2,000,000 shares of Class C Preferred Stock were exchanged back to an equal number of shares of common stock on May 13, 2019, upon the filing of an amendment to the Restated Articles of the Company that increases the number of authorized shares of common stock.

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

Common Stock

At the May 11, 2019 annual meeting of shareholders (the “2019 Annual Meeting”), the shareholders approved an increase in the number of authorized common shares from 20,000,000 to 60,000,000, which also triggered the automatic conversion of the 2,000,000 shares of Class C preferred stock to common stock described above.

The Company has reserved a total of 3,522,031 shares of its common stock pursuant to the equity incentive plans (see Note 9). The Company has 2,426,047 and 2,236,893 stock options and warrants outstanding under these plans as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, the Company has reserved an additional 942,857 shares of its common stock for warrants pursuant to the Subscription Agreement discussed above. As of June 30, 2019 these warrants were fully vested.

Common Stock Issued for Compensation

During the six months ended June 30, 2018, the Company issued 20,000 restricted common shares for services with a fair value of $57,200. The shares were valued based on the stock price at the time of the grant.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Exercise of Stock Options and Warrants

On January 31, 2018, 14,200 employee options were exercised at a price per share of $2.0605 for total proceeds to the Company of $29,258.

During the six months ended June 30, 2019, a total of 3,388 employee options were exercised at a price per share of $3.10 for total proceeds to the Company of $10,502.

During the six months ended June 30, 2018, a total of 15,000 employee warrants with an exercise price of $0.50 per share per share were exercised in cashless transactions at a market price of $3.7776 per share to, which was based on the average of the Company’s daily closing prices surrounding the transaction dates amounting to the issuance of a total of 13,014 shares of the Company’s common stock.

During the six months ended June 30, 2019, a total of 205,688 employee warrants, 35,688 with an exercise price of $0.50 per share and 170,000 with an exercise price of $0.9375 per share were exercised in cashless transactions at market prices ranging from $4.138 to $5.212 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates. The transactions resulted in the issuance of a total of 169,578 shares of the Company’s common stock.

During the six months ended June 30, 2019, a total of 96,581 employee options, with exercise prices ranging from $2.0605 to $3.10 per share were exercised in cashless transactions at a market prices ranging from $3.334 to $5.212 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates. The transactions resulted in the issuance of a total of 53,684 shares of the Company’s common stock.

 Public Offering of Common Stock

On March 25, 2019, the Company entered into Subscription Agreements with certain investors relating to a public offering of 800,000 shares of common stock directly to investors, for an offering price of $4.25 a share. The gross proceeds of $3,400,000 were offset by approximately $255,000 in various legal and transaction fees. With the net proceeds of approximately $3,145,000 from the offering, the Company plans to utilize these funds for operating expenses and inventory costs, amongst other general corporate purposes.

The March 25, 2019 offering was made pursuant to the Company’s registration statement on Form S-3, previously filed with the Securities and Exchange Commission (the “SEC”) on October 3, 2018, and declared effective by the SEC on October 17, 2018, a base prospectus forming a part of the effective registration statement, and a prospectus supplement dated March 25, 2019.

Private Offering of Common Stock

During January and February 2019, the Company entered into unregistered Subscription Agreements under SEC series 4(a)(2) offering regulations, with four independent investors, pursuant to which the Company issued to the Investors at total of 288,333 shares of its common stock, no par value per share at a purchase price of $3.00 per share. With the net proceeds of approximately $865,000 from the offering, the Company plans to utilize these funds for operating expenses and inventory costs, amongst other general corporate purposes.

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

Stock-based compensation, including stock-options, warrants and stock issued for compensation is included in the statement of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Research and development	$52,558	$25,996	$73,566	$57,011
Sales and marketing	23,862	7,522	37,606	72,373
General and administrative	109,320	18,283	171,018	36,013
Total	$185,740	$51,801	$282,190	$165,397

2018 Omnibus Stock Incentive Plan

The 2018 Omnibus Stock Incentive Plan (the “2018 Plan”) was approved by the Board of Directors and then the Company’s shareholders at the Company’s 2018 annual meeting of shareholders held on June 9, 2018. At the 2019 Annual Meeting, the shareholders approved an additional 1,000,000 shares of common stock to be issued under the 2018 Plan. The 2018 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or NQSOs and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. The Company reserved 2,000,000 shares of common stock under the 2018 Plan. Awards that are forfeited generally become available for grant under the 2018 Plan.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During the six months ended June 30, 2019, the Company granted 498,600 options under the 2018 Plan. These options had an exercise price of $4.52 and vest over three years. The total grant date fair value of these options was $963,929. As of June 30, 2019, 924,100 stock options are outstanding and 1,075,900 shares were available for issuance under the 2018 Plan. See below for the range of variables used in assessing the fair value at the grant date for the options issued under the 2018 Plan:

April 5, 2019
Annual dividend yield	-
Expected life (years)	6.0
Risk-free interest rate	2.36%
Expected volatility	40.9%

Employee stock-based compensation expense under the 2018 Plan included in operating expenses for the three and six months ended June 30, 2019 was $136,638 and $205,943, respectively.

Total compensation cost related to non-vested awards issued under the 2018 Plan not yet recognized as of June 30, 2019 was approximately $1,378,572 and will be recognized on a straight-line basis through April 2022 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

2015 Stock Incentive Plan

The 2015 Stock Incentive Plan (the “2015 Plan”) provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of options that are incentive stock options or NQSOs and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. One million shares of common stock were authorized for issuance under the 2015 Plan. Awards that are forfeited generally become available for grant under the 2015 Plan. As of June 30, 2019, 814,631 shares of common stock were reserved for issuance pursuant to stock options that are outstanding and 8,088 shares remain available for issuance pursuant to future awards that might be made under the 2015 Plan.

During the six months ended June 30, 2019, 141,600 options were granted under the 2015 Plan with a grant date fair value of $273,751. See below for the range of variables used in assessing the fair value at the grant date for the options issued during the six months ended June 30, 2019:

April 5, 2019
Annual dividend yield	-
Expected life (years)	6.0
Risk-free interest rate	2.36%
Expected volatility	40.9%

Employee stock-based compensation expense included in operating expenses for the three and six months ended June 30, 2019 related to the 2015 Plan was $49,102 and $76,247, respectively.

Employee stock-based compensation expense included in operating expenses for the three and six months ended June 30, 2018 related to the 2015 Plan was $50,060 and $101,230, respectively.

Total compensation cost related to non-vested awards not yet recognized as of June 30, 2019 was $348,403 and will be recognized on a straight-line basis through April 2022 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

2012 Employee Stock Benefit Plan

The 2012 Employee Stock Benefit Plan (the “2012 Plan”) provides the Company the ability to grant to directors, employees, consultants, advisors or independent contractors shares of common stock of the Company through the grant of warrants and/or the grant of common stock. The Company originally reserved 1,000,000 shares of common stock for issuance under the 2012 Plan. Awards that are forfeited generally become available for grant under the 2012 Plan. As of June 30, 2019, 687,316 shares of common stock were reserved for issuance pursuant to warrants that are issued and outstanding under the 2012 Plan and 11,996 shares remain available for issuance pursuant to future awards that might be made under the 2012 Plan. Warrants expire 10 to 15 years from the grant date and were vested when issued.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 10: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $10,100 per vehicle for Retail Series production vehicles and $42,000 per vehicle for Signature Series vehicles for purposes of securing a vehicle production slot. As of June 30, 2019 and December 31, 2018, the Company’s balance of deposits received was approximately $981,000 and $455,000, respectively. As of June 30, 2019 and December 31, 2018, $406,724 and $370,624, respectively, of these deposits were refundable upon demand. Deposits are included in current liabilities in the accompanying balance sheets. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable and any additional deposit required must be paid prior to the start of the manufacturing process. Customer deposits from related parties total $1,700 and $1,700 as of June 30, 2019 and December 31, 2018, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Litigation

On March 11, 2018, the Company was served with a lawsuit entitled John R Switzer vs W.R. Hambrecht & Co. LLC et al., Case Number: CGC-18-564904, filed in San Francisco County Superior Court in the State of California. In this action, the Company was named as a defendant along with five individuals who were directors and/or executive officers at the time of the completion of the Company’s Regulation A offering on September 21, 2017. The action was styled as a putative class action, alleged on behalf of all those who purchased the Company’s common stock in its Regulation A offering. The plaintiff alleged violations of Section 12(a)(2) and Section 15 of the Securities Act of 1933, as amended, and is seeking damages in an unspecified amount to be proven at trial. In addition, on March 28, 2018, the Company was served with another lawsuit entitled Jay Mendelson v. Arcimoto, Inc. et al., Case Number CGC-18-565324, filed in San Francisco County Superior Court in the State of California. In that action, which was styled as a putative class action, the Company was also named as a defendant along with the same individuals who were directors and/or executive officers at the time of the completion of our Regulation A offering on September 21, 2017. The allegations and claims made in the Mendelson action were substantially similar to those of the Switzer action and the plaintiff was also seeking damages in an unspecified amount to be proven at trial. The two actions were consolidated into a single lawsuit on May 28, 2018. The Company believes that the consolidated lawsuit was without merit and vigorously defended itself against these claims in court. On July 30, 2018, counsel for the Company filed a demurrer to the consolidated complaint, seeking its dismissal. By Order dated September 19, 2018, the San Francisco Court sustained in part and denied in part the demurrer. On September 28, 2018, plaintiffs in that case filed a First Amended Consolidated Complaint. The Company denied the substantive claims and allegations made in that amended pleading and continued to assert a vigorous defense.  On January 25, 2019, the parties reached a settlement agreement in the consolidated cases, subject to court approval. The parties to the lawsuit have filed a motion with the court seeking approval of the settlement agreement, which motion is currently pending. By its terms, the settlement agreement resolves this litigation in its entirety.

NOTE 12: SUBSEQUENT EVENTS

On July 3, 2019, 40,000 employee warrants with an exercise price of $0.50 per share were exercised in a cashless transaction at a market price of $3.162 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates amounting to the issuance of a total of 33,674 shares of the Company’s common stock.

Between July 11, 2019 and July 15, 2019, Arcimoto, Inc. (the “Company”) entered into six subscription agreements (each a “Subscription Agreement” and, collectively, the “Subscription Agreements”), pursuant to which the Company issued notes in original principal amount of $600,000 (U.S.) (each a “Note” and, collectively, the “Notes”). The principal amount due under each Note is due and payable on the two-month anniversary of the date of each Note (the “Maturity Date”): in (a) cash, (b) the Company’s common stock (valued at a price of $4.25 per share) or (c) in the event the Company issues convertible promissory notes to third parties before the Maturity Date, in a convertible promissory note on the same terms as purchased by such third parties; in each case at the election of the holder of the Note. Each Note also bears interest, payable at the Maturity Date, equal to $100,000 multiplied by the remainder of (i) the amount of the Note divided by (ii) $600,000. Interest is payable on each Note in: (a) the Company’s common stock (valued at $4.25 per share) or (b) in the event the Company issues convertible promissory notes to third parties before the Maturity Date, in a convertible promissory note on the same terms as purchased by the third parties; in each case at the election of the holder. On August 14, 2019, the $600,000 in principal and accrued interest of $48,973 on the Notes were exchanged into $648,973 in principal amount of convertible promissory notes (“New Notes”). The principal amount of the New Notes is due and payable on the one year anniversary of the date of the New Notes (the “New Maturity Date”) in (a) cash or (b) the Company’s common stock at a price of $4.25 per share, at the election of the holder of the New Notes. Interest on the New Notes accrues at an annual rate of 10%, compounded monthly. The Company may prepay the indebtedness at any time.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the SEC. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to identify financing sources to fund our capital expenditure requirements and continue operations until sufficient cash flow can be generated from operations;

●	our ability to effectively execute our business plan and growth strategy;

●	unforeseen or recurring operational problems at our facility, or a catastrophic loss of our manufacturing facility;

●	our dependence on our suppliers;

●	the volatility of our stock price;

●	changes in consumer demand for, and acceptance of, our products;

●	overall strength and stability of general economic conditions and of the automotive industry more specifically, both in the United States and globally;

●	changes in US and foreign trade policy, including the imposition of tariffs and the resulting consequences;

●	changes in the competitive environment, including adoption of technologies and products that compete with our products;

●	our ability to generate consistent revenues;

●	our ability to design, produce and market our vehicles within projected timeframes given that a vehicle consists of several thousand unique items and we can only go as fast as the slowest item;

●	our inexperience to date in manufacturing vehicles at the high volumes that we anticipate;

●	our reliance on key personnel;

●	changes in the price of oil and electricity;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt, if any, on terms favorable to our company;

●	the number of reservations and cancellations for our vehicles and our ability to deliver on those reservations;

●	our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

●	our ability to manage the distribution channels for our products, including our ability to successfully implement our direct to consumer distribution strategy and any additional distribution strategies we may deem appropriate;

●	our ability to obtain and protect our existing intellectual property protections including patents;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings or losses;

●	interest rates and the credit markets;

●	our ability to maintain our NASDAQ Capital Market listing; and

●	costs and risks associated with litigation; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

The foregoing list does not contain all potential risks and uncertainties. Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws; we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2019 and 2018 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We design, develop, manufacture, and plan to rent and sell ultra-efficient fully electric vehicles. We achieved limited production of our first Signature Series vehicles at the end of 2017, with additional, limited Signature Series and Beta vehicle production in 2018. We completed 23 Beta vehicles in 2018 and an additional 5 partial vehicles for testing. In the first half of 2019,we produced 35 additional prototype vehicles and numerous lighting and system test fixtures. These tests were for Quality, Reliability, and Compliance, for testing design changes, product robustness, due care for voluntarily added equipment and compliance, prior to the initiation of Retail Series production, planned for 2019.

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

Thesis

Current automotive platforms are inefficient by design. Cars can weigh upwards of 4,000 lbs., take up on average almost 50 square feet of space on the road and, when parked, are way overcapacity for the vast majority of daily transportation tasks – those involving one or two people, traveling a relatively short distance, with a relatively small number of items.

Arcimoto develops and manufactures products tuned for the utility needs of everyday driving. By doing so, we aim to deliver meaningfully more efficient solutions to the market, at a fraction of the total cost of ownership of today’s cars.

Platform and Technologies

Arcimoto spent its first decade developing and refining eight generations of a new three-wheeled electric vehicle platform, a light-footprint, nimble reverse-trike architecture that features a low center of gravity for stability on the road, dual-motor front wheel drive for enhanced traction, can park three to a space while carrying two large adults comfortably, and is more efficient, by an order of magnitude, than today’s gas-powered cars.

Products

Arcimoto is currently developing three vehicle products based on the Arcimoto Platform: the Fun Utility Vehicle® (FUV®), the Rapid Responder™, and the Deliverator™. While intended to serve very different market segments, an estimated 90% of the constituent parts are the same between our three initial products.

Fun Utility Vehicle

Arcimoto’s flagship product is the Fun Utility Vehicle. The FUV delivers a thrilling ride experience, exceptional maneuverability, comfort for two passengers with cargo, highly-efficient parking (three FUVs to a single parking space), and ultra-efficient operation, all at an affordable price. Over time, we anticipate offering the FUV with several option packages to meet the needs of a variety of customers. As of June 30, 2019, we had 4,128 FUV pre-orders with small refundable deposits, representing an increase of 911, or approximately 28%, from the 3,217 pre-orders as of December 31, 2018.

Evergreen Edition

Arcimoto plans to enter the market with the Evergreen Edition FUV. We are leading with a consumer product, because we are a consumer-first brand. We believe individuals should be able to choose more efficient, more affordable, and lighter-footprint mobility solutions, so that more of us can participate in the transition to sustainable transportation future.

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

Initially targeting the more than 50,000 fire stations across the United States that use traditional fire engines and large automobiles to respond to calls, Arcimoto plans to market the Rapid Responder as a solution for campus security and law enforcement applications as well.

Arcimoto has agreed in principle to test the Rapid Responder in pilot programs with the City of Eugene, the Eugene-Springfield Fire Department, and the city of Eastvale, California. We are targeting first production Rapid Responders to be delivered in 2020.

Deliverator

Development of the Deliverator was officially announced on March 19, 2019 with the unveiling of the first Deliverator prototype.

The Deliverator is a pure electric, last-mile delivery solution designed to more quickly, efficiently, and affordably get goods where they need to go. We plan for the Deliverator to be customizable to carry a wide array of products, from pizza, groceries and cold goods to the 65 billion parcels delivered worldwide annually.

We are targeting the first production Deliverators to be delivered in 2020.

To execute our growth strategy, we will require significant additional funds. No assurances can be made that we will be successful in raising the capital in the short term required to execute our growth strategy.

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Demand for the Retail Series Arcimoto FUV has continued to increase. As of June 30, 2019, we had 4,128 FUV pre-orders with small refundable deposits, representing an increase of 911, or approximately 28%, from the 3,217 pre-orders as of December 31, 2018.

We began taking $5,000 non-refundable reservations for the FUV Evergreen Edition in Q1 2019. The FUV Evergreen Edition is our first retail product trim offering, starting at a price point of $19,900. Evergreen FUVs will be initially available to our pre-order customers in the west coast states of Oregon, California, and Washington. We secured non-refundable reservations for the first 100 FUVs in anticipation of initial retail production and delivery.

In Q2, we continued the vehicle testing begun in Q1. Arcimoto is testing to verify robustness of its vehicle design, to demonstrate compliance with all Federal Motor Vehicle Safety Standards required for motorcycles, and to demonstrate proper function of voluntarily-added equipment such as the FUV’s 3+2 seat belts. Subsequent to Q2, vehicle testing was almost completed, with a few lighting fixes, seat-belt solutions and the collection of documentation remaining to satisfy remaining regulatory requirements.

Upon completion of testing, we will initiate the sales process with our first customers. Pre-order and reservation fees will be applied to the purchase price and balances due will be collected on delivery.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We aim to ramp up Retail Series production during 2019, starting in the third quarter. Given this plan, our capital expenditures, which are substantially complete, have included significant capital costs for the tooling, production equipment and construction of the FUV production line.

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

Operating expenses grew by approximately 56% ($2,384,000) for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Approximately 56% ($1,301,000) of the overall increase was driven by employment growth associated with the transformation of Arcimoto from a private research and development (“R&D”) operation into a public manufacturing company. The number of employees increased by approximately 46%, from 68 as of June 30, 2018 to 99 employees as of June 30, 2019. In December 2017, we moved into a new approximately 32,000 square foot facility from our previous 5,000 square foot facility. In June 2018, we added 5,291 square feet of manufacturing and office space, and in October 2018, re-negotiated the lease for this space. We also have the Eugene and San Diego vehicle rental facilities and 3,000 square feet of additional warehouse space. As a result, costs associated with equipping our employees, implementing systems, and operating the larger facilities accounted for approximately 7% (173,000) of the overall increase. R&D materials and testing costs accounted for approximately 30% ($698,000) of the overall increase in expenses during the six months ended June 30, 2019, as we continued testing and redesigning the FUV for regulatory requirements and automated production processes, and sales and marketing costs accounted for approximately 10% of the overall decrease due to reduced participation in marketing roadshow events. General and administrative cost continues to increase as we build out manufacturing, service and regulatory processes and operate as a public company. Expenses associated with being a publicly traded corporation, investor relations, insurance and professional fees, accounted for approximately 10% (244,000) of the overall increase. Approximately 8% ($183,000) of the overall increase was due to depreciation on the capital assets prior to production.

New Accounting Pronouncements

For a description of our critical accounting policies and estimates, please refer to the “Summary of Significant Accounting Policies” in Note 3 to our Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe are reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.  See Note 3 to our Financial Statements under Part I, Item I of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended June 30, 2019 versus three months ended June 30, 2018

Revenues

We had $8,514 in revenue from merchandise, and outside metal fabrication during the three months ended June 30, 2019. We had approximately $85,000 in revenue, comprising of $84,000 in revenue from the sales of our vehicles, and approximately $1,000 in revenue from merchandise, and outside metal fabrication during the three months ended June 30, 2018.

Operating Expenses

Research and Development Expenses

R&D expenses consist primarily of personnel costs for our engineering and research teams, external lab testing costs, and prototyping materials expense. R&D expenses for the three months ended June 30, 2019 and 2018 were approximately $2,037,000 and $364,000, respectively. The primary reason for the increase in R&D expenses of $1,673,000, or 460%, resulted from an increase in engineering salaries and benefits of approximately $685,000, an increase in materials and testing of approximately $834,000, an increase in tools and equipment expense of approximately $72,000, and an increase in travel and training of approximately $16,000. The major R&D projects during the three months ended June 30, 2019 were the development of doors for the FUV and final regulatory compliance testing which is estimated to be completed during the third quarter 2019. If this testing is not completed when anticipated, the start of retail production and the recognition of sales and revenue will be delayed.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the three months ended June 30, 2019 and 2018 were approximately $277,000 and $418,000, respectively. The primary reasons for the decrease in sales and marketing expenses during the three months ended June 30, 2019 of approximately $141,000 or -34%, as compared to the prior period was an $135,000 decrease in public relations, marketing, and travel expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as certain human capital and related costs generally included in manufacturing that are being utilized to set-up operations associated with workflow, materials, service, and legal organizations, as well as legal fees for professional and contract services. G&A expenses for the three months ended June 30, 2019 were approximately $1,421,000 as compared to approximately $1,400,000 for the same period last year, representing an increase of approximately $21,000, or 2%. The primary reasons for the increase in the current period was due to a $22,000 decrease in salary and benefits associated with developing our manufacturing, materials, service, and other operations, a $42,000 increase in expenses associated with being a publicly traded corporation (investor relations, insurance, and professional fees), a $127,000 decrease in computers, supplies and materials, an $85,000 increase in depreciation expense, a $47,000 increase in facilities rent and utilities associated with the new facility and a $44,000 decrease in other costs associated with the build out of operations.

Interest Expense

Interest expense for the three months ended June 30, 2019 was approximately $194,000, as compared to $17,000 during the three months ended June 30, 2018. Approximately $156,000 of the increase in interest expense was due to the three-million-dollar debt financing secured in December 2018. Approximately $38,000 in total or $21,000 of the increase in the interest expense for the three months ended June 30, 2019 was for equipment capital leases.

Six months ended June 30, 2019 versus six months ended June 30, 2018

Revenues

We had $11,159 in revenue from merchandise, and outside metal fabrication during the six months ended June 30, 2019. We had approximately $86,000 in revenue, comprising of $84,000 in revenue from the sales of our vehicles, and approximately $2,000 in revenue from merchandise, and outside metal fabrication during the six months ended June 30, 2018.

Operating Expenses

Research and Development Expenses

R&D expenses consist primarily of personnel costs for our engineering and research teams, external lab testing cost and prototyping materials expense. R&D expenses for the six months ended June 30, 2019 and 2018 were approximately $3,097,000 and $1,411,000, respectively. The primary reason for the increase in R&D expenses of $1,686,000, or 119%, resulted from an increase in engineering salaries and benefits of approximately $879,000, an increase in materials and testing of approximately $698,000, tools and equipment expense of approximately $83,000. The major R&D projects during the six months ended June 30, 2019 were the development of doors for the FUV, Deliverator, and Rapid Responder prototypes, and final regulatory compliance testing which is estimated to be completed during the third quarter 2019. If this testing is not completed when anticipated, the start of retail production and the recognition of sales and revenue will be delayed.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the six months ended June 30, 2019 and 2018 were approximately $522,000 and $774,000, respectively. The primary reasons for the decrease in sales and marketing expenses during the six months ended June 30, 2019 of approximately $252,000 or -33%, as compared to the prior period was an approximately $67,000 increase in expense for developing and franchising the rental business, and a $58,000 increase in salary and benefits expenses, offset by an approximately $377,000 decrease in public relations, marketing, and travel expenses associated with trade shows, and customer road shows.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as certain human capital and related costs generally included in manufacturing that are being utilized to set-up operations associated with workflow, materials, service, and legal organizations, as well as legal fees, professional and contract services. G&A expenses for the six months ended June 30, 2019 were approximately $2,992,000 as compared to approximately $2,042,000 for the same period last year, representing an increase of approximately $950,000, or 47%. The primary reasons for the increase in the current period was due to an approximately $363,000 increase in salary and benefits associated with developing our manufacturing, materials, service, quality and compliance, and other operations, a $244,000 increase in expenses associated with being a public company (investor relations, insurance, and professional fees), a $183,000 increase in depreciation expense due to the manufacturing facility and equipment being placed into service, and a $106,000 increase in facilities rent and maintenance.

Interest Expense

Interest expense for the six months ended June 30, 2019 was approximately $388,000, as compared to $21,000 during the three months ended June 30, 2018. Approximately $311,000 of the increase in interest expense was due to the three-million-dollar debt financing secured in December 2018. Approximately $77,000 in total or $56,000 of the increase in the interest expense for the six months ended June 30, 2019 was for equipment capital leases.

Liquidity and Capital Resources

As of June 30, 2019, we had approximately $1,250,000 in cash and cash equivalents representing a decrease in cash and cash equivalents of approximately $3,653,000 from December 31, 2018. Sources of cash were predominantly from the sale of equity. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with liquidity into the third quarter of 2019. We need to successfully raise funds in the short-term, however, this is subject to market conditions and recognizing that we cannot be certain that additional funds would be available to us on favorable terms or at all. The amount and timing of funds that we may raise is undetermined and could vary based on a number of factors, including our ongoing liquidity needs, our current capitalization, as well as access to current and future sources of liquidity.

We have invested approximately $6,435,000 into leasehold improvements, tooling and manufacturing capital expenditures for our current FUV production facility. At this time, we believe minimal further investment into tooling and manufacturing is required until we need to expand production capacity beyond a rate of 10,000 vehicles per year. As we ramp up production, we may identify opportunities for reducing cost of goods sold that may require additional capital expenditures.

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

During the six months ended June 30, 2019, cash used in operating activities was approximately $7,422,000, which was primarily the result of our net loss incurred of approximately $6,991,000, an increase of accounts receivable of approximately $20,000, a decrease in accounts payable of approximately $198,000, an increase in other current assets of approximately $9,000, and an increase in inventories of approximately $1,989,000 related to materials for our electric vehicles. These increases in cash outflows were partially offset by stock-based compensation of approximately $282,000, customer deposits of approximately $526,000, deferred revenue of $60,000, depreciation expense of approximately $343,000, and the amortization of capital debt of approximately $161,000.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relates to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the six months ended June 30, 2019, the Company paid approximately $61,000, for manufacturing equipment and tooling fixed asset purchases.

During the six months ended June 30, 2018, the Company purchased and redeemed $5,250,000 and $6,250,000 of certificates of deposits, respectively, and paid approximately $709,000, net of financing, for manufacturing equipment and tooling.

Cash Flows from Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was approximately $3,829,000, compared to net cash used of $49,000 during the six months ended June 30, 2018. Cash flows provided by financing activities during the six months ended June 30, 2019 mainly comprised of payments on capital lease obligations amounting to approximately $192,000, offering costs of approximately $255,000, and proceeds from, the issuance of our common stock through the exercise of employee stock options of approximately $11,000, the issuance of our common stock through our S-3 of $3,400,000 and through a Series 4(a)(2) offering of approximately $865,000.

During the six months ended June 30, 2018, net cash used in financing activities was approximately $49,000. Cash flows used in financing activities during the six months ended June 30, 2018 mainly comprised of payments on capital lease obligations amounting to approximately $78,000, and proceeds from the issuance of our common stock through the exercise of employee stock options of approximately $29,000.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended June 30, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2019 by or on behalf of Arcimoto, Inc. (the “Company”) or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
04/01/19-04/30/19	—		$—		—	$—
05/01/19-05/31/19	2,000,000	$	N/A	(1)	—	$—
06/01/19-06/30/19	—		$—		—	$—
Total	2,000,000	$	N/A	(1)		$—

(1)	Reference is made to the Company’s Current Reports on Form 8-K filed on November 21, 2018 (the “2018 Form 8-K”) and May 16, 2019 (the “2019 Form 8-K”). The 2018 Form 8-K reported that Mark Frohnmayer had exchanged 2,000,000 of his shares of Company common stock for 2,000,000 shares of the Company’s Class C preferred stock (the “Class C Preferred Stock”). The terms of the Class C Preferred Stock provided that it would automatically convert into 2,000,000 shares of common stock upon the filing of an amendment to the Company’s Restated Articles that increased the number of authorized shares of common stock. The 2019 Form 8-K reported that at the 2019 annual meeting of shareholders, the shareholders approved an amendment to the Company’s Restated Articles increasing the number of authorized shares of the Company’s common stock from 20,000,000 shares to 60,000,000 shares. Following the annual meeting, an amendment to the Restated Articles was filed with the Oregon Secretary of State, at which time the Class C Preferred Stock automatically converted into 2,000,000 shares of the Company’s common stock.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Arcimoto, Inc. Second Amended and Restated Articles of Incorporation (as amended through June 30, 2019)	—	—	—	Filed herewith
10.1	Form of Securities Purchase Agreement dated March 24, 2019	8-K	001-38213	10.1	March 25, 2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: August 14, 2019	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Principal Financial and Chief Accounting Officer