Form 10-Q
period 2019-09-30
Arcimoto Inc
filed 2019-11-14
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of November 13, 2019, there were approximately 19,436,389 shares of the registrant’s common stock issued and outstanding.

Arcimoto, Inc.

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ARCIMOTO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$748,406	$4,903,019
Accounts receivable, net	4,628	-
Inventory	4,172,853	1,703,573
Other current assets	1,952,717	1,626,644
Total current assets	6,878,604	8,233,236

Property and equipment, net	4,772,716	5,809,774
Security deposits	41,988	41,988
Total assets	$11,693,308	$14,084,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,280,615	$717,151
Accrued liabilities	1,007,484	246,418
Customer deposits	984,324	454,624
Current portion of capital lease obligations	414,546	383,800
Convertible notes payable, related parties	1,150,907	-
Convertible notes payable, net of discount	833,805	-
Notes payable, net of discount	3,041,840	2,677,076
Current portion of deferred revenue	19,500	-
Total current liabilities	8,733,021	4,479,069

Warranty reserve	20,900	25,200
Long-term capital lease obligations, net of current portion	1,279,706	1,513,595
Long-term deferred revenue	85,500	-
Total long-term liabilities	1,386,106	1,538,795

Total liabilities	10,119,127	6,017,864

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series A-1 preferred stock, no par value, 1,500,000 authorized, none issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	-	-
Class C Preferred Stock, no par value, 2,000,000 authorized; none and 2,000,000 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	-	-
Preferred Stock, no par value, 1,500,000 authorized, none issued and outstanding as of September 30, 2019	-	-
Common stock, no par value, 60,000,000 authorized, 18,391,945 and 15,032,341 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	34,159,819	30,102,738
Additional paid-in capital	1,394,075	930,869
Accumulated deficit	(33,979,713)	(22,966,473)
Total stockholders’ equity	1,574,181	8,067,134

Total liabilities and stockholders’ equity	$11,693,308	$14,084,998

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Product sales – related party	-	-	-	907
Product sales	19,900	5,793	19,900	90,875
Other revenue	13,411	-	24,570	-
Total revenues	33,311	5,793	44,470	91,782
Cost of goods sold	66,280	31,625	71,000	127,439
Gross loss	(32,969)	(25,832)	(26,530)	(35,657)

Operating expenses
Research and development	2,343,015	779,367	5,439,610	2,190,819
Sales and marketing	309,111	385,738	831,410	1,159,415
General and administrative	1,075,726	2,054,062	4,068,133	4,096,227
Total operating expenses	3,727,852	3,219,167	10,339,153	7,446,461

Loss from operations	(3,760,821)	(3,244,999)	(10,365,683)	(7,482,118)

Other expense and (income)
Interest expense	262,291	36,984	649,812	57,506
Other income, net	(837)	(35,857)	(2,255)	(76,328)
Net loss	$(4,022,275)	$(3,246,126)	$(11,013,240)	$(7,463,296)

Weighted-average common shares outstanding - basic and diluted	18,381,328	15,973,816	17,079,633	15,930,152
Net loss per common share - basic and diluted	$(0.22)	$(0.20)	$(0.64)	$(0.47)

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance at December 31, 2017	-	$-	-	$-	15,872,001	$27,177,790	$519,340	$(11,915,458)	$15,781,672

Issuance of common stock for services	-	-	-	-	55,000	195,450	-	-	195,450
Exercise of stock options	-	-	-	-	19,465	29,258	-	-	29,258
Warrants exercised – cashless	-	-	-	-	70,273	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	185,866	-	185,866
Net loss	-	-	-	-	-	-	-	(7,463,296)	(7,463,296)
Balance at September 30, 2018	-	$-	-	$-	16,016,739	$27,402,498	$705,206	$(19,378,754)	$8,728,950

Balance at December 31, 2018	-	$-	2,000,000	$-	15,032,341	$30,102,738	$930,869	$(22,966,473)	$8,067,134

Issuance of common stock for services	-	-	-	-	10,947	36,782	-	-	36,782
Issuance of common stock for cash	-	-	-	-	1,088,333	4,264,999	-	-	4,264,999
Exchange of Class C Preferred stock for common stock	-	-	(2,000,000)	-	2,000,000	-	-	-	-
Exercise of stock options	-	-	-	-	3,388	10,502	-	-	10,502
Offering costs	-	-	-	-	-	(255,202)	-	-	(255,202)
Stock options exercised – cashless	-	-	-	-	53,684	-	-	-	-
Warrants exercised – cashless	-	-	-	-	203,252	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	463,206	-	463,206
Net loss	-	-	-	-	-	-	-	(11,013,240)	(11,013,240)
Balance at September 30, 2019	-	$-	-	$-	18,391,945	$34,159,819	$1,394,075	$(33,979,713)	$1,574,181

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance at June 30, 2018	-	$-	-	$-	15,919,215	$27,264,248	$627,537	$(16,132,629)	$11,759,156

Issuance of common stock for services	-	-	-	-	35,000	138,250	-	-	138,250
Stock options exercised – cashless	-	-	-	-	5,265	-	-	-	-
Warrants exercised - cashless	-	-	-	-	57,259	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	77,669	-	77,669
Net loss	-	-	-	-	-	-	-	(3,246,125)	(3,246,125)
Balance at September 30, 2018	-	$-	-	$-	16,016,739	$27,402,498	$705,206	$(19,378,754)	$8,728,950

Balance at June 30, 2019	-	$-	-	$-	18,347,324	$34,123,037	$1, 213,059	$(29,957,438)	$5,378,658

Issuance of common stock for services	-	-	-	-	10,947	36,782	-	-	36,782
Warrants exercised - cashless	-	-	-	-	33,674	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	181,016	-	181,016
Net loss	-	-	-	-	-	-	-	(4,022,275)	(4,022,275)
Balance at September 30, 2019	-	$-	-	$-	18,391,945	$34,159,819	$1,394,075	$(33,979,713)	$1,574,181

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(11,013,240)	$(7,463,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	515,659	281,600
Amortization of debt discount	242,933	-
Loss on scrapped Beta FUV finished goods inventory	147,305	-
Loss on disposal of property and equipment	710,290	24,486
Stock-based compensation	463,206	381,316
Changes in operating assets and liabilities:
Accounts receivable	(4,628)	(535)
Inventory	(2,616,585)	(1,713,022)
Other current assets	(203,502)	(1,216,829)
Accounts payable	600,246	(592,607)
Accrued liabilities	810,038	396,683
Customer deposits	529,700	(4,743)
Warranty reserve	(4,300)	-
Deferred revenue	105,000	-
Net cash used in operating activities	(9,717,878)	(9,906,947)

INVESTING ACTIVITIES
Purchases of certificates of deposit	-	(5,250,000)
Redemption of certificates of deposit	-	10,750,000
Other long-term assets	-	(38,844)
Proceeds from sale of property and equipment	-	250
Purchases of property and equipment	(100,041)	(878,109)
Net cash provided by (used in) investing activities	(100,041)	4,583,297

FINANCING ACTIVITIES
Proceeds from sale of common stock	4,264,999	-
Proceeds from the exercise of stock options	10,502	29,259
Payment of offering costs	(255,202)	-
Payment of capital lease obligations	(291,993)	(157,815)
Proceeds from related party convertible notes payable	1,125,000	-
Proceeds from convertible notes payable	810,000	-
Net cash provided by (used in) financing activities	5,663,306	(128,556)

Net cash decrease for period	(4,154,613)	(5,452,206)
Cash at beginning of period	4,903,019	7,824,109
Cash at end of period	$748,406	$2,371,903

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$117,445	$36,984
Cash paid during the period for income taxes	$150	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Portion of equipment acquired through capital leases	$88,850	$2,093,067
Accrued interest converted to notes payable	$48,972	$-
Insurance finance agreement	$122,571	$129,564
Equipment purchases in accounts payable	$-	$27,400
Stock issued for payment of services	$36,782	$195,450

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

Risks and Uncertainties

The Company currently has limited production and distribution capabilities. Facilities to manufacture vehicles on a scale of up to 10,000 vehicles per year are substantially complete, but we have started retail production at one FUV per day. Arcimoto also does not have a history of higher-scale production and may encounter delays, flaws, or inefficiencies in the manufacturing process, which may prevent or delay achieving higher-scale production within the anticipated timeline.

Part of the Company’s strategy is to use vehicle rentals to generate a positive cash flow from customer test drive activities. As with any strategy, there is the risk that the rental business will not be successful.

As of September 30, 2019, the Company has $4,172,853 in inventory and another approximately $1,607,786 in prepaid inventory not received yet. Prepaid inventory is included in other current assets. Certain inventory components are included in prepaid inventory that are long lead time parts requiring payment in advance.

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

Although the Company’s objective is to increase its revenues from the sales of its products within the next few years sufficient to generate positive operating and cash flow levels, there can be no assurance that the Company will be successful in this regard. The Company will need to raise additional capital in order to fund its operations, which it intends to obtain through debt and/or equity offerings. Funds on hand and any follow-on capital, will be used to invest in our business to expand sales and marketing efforts, including company owned and franchise rental operations and the systems to support them, enhance our current product lines by continuing research and development (“R&D”) to enhance and reduce the cost of the FUV and to bring future variants to retail production, continue to build out and optimize our production facility, debt repayment, and fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2019, and the results of its operations for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018. Results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments. As of September 30, 2019 and December 31, 2018, the Company did not have any level 2 or level 3 instruments.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”)) or market. Inventories consist of purchased electric motors, electrical storage and transmission equipment, and component parts.

	September 30,	December 31,
	2019	2018
Raw materials and component parts	$3,866,302	$1,531,032
Work-in-progress	270,403	15,683
Finished goods	36,148	156,858
Total	$4,172,853	$1,703,573

Beta FUVs previously held in finished goods were scrapped for approximately $147,000 and written off during the quarter ended September 30, 2019, which is in addition to the disposal disclosed in Note 5.

Offering Costs

The Company accounts for offering costs in accordance with FASB ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity or as a reduction of debt upon the completion of an offering or to expense if the offering is not completed. As of September 30, 2019 and December 31, 2018, no offering costs remained capitalized. Our fourth quarter 2018 equity and debt recapitalization is further described in Note 7 and 8. For the nine months ended September 30, 2019 and 2018, offering costs totaled approximately $255,000 and $0, respectively.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Customer Deposits

Non-refundable customer deposits are comingled with operating funds. Refundable customer deposits are generally held in a separate deposit account. Revenue is not recognized on customer deposits until the deposit is applied to a non-refundable vehicle order, the vehicle manufacturing process is completed, when control of the vehicle passes to the customer.

Deferred Revenue

Deferred revenues represent cash collected in advance of the revenues being earned for distributor licensing arrangements and franchise fees.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This generally occurs when products are ready for pickup by or delivery to the customer via common carrier or when the FUV is shipped in a company owned vehicle, when delivery is completed, in accordance with the sales agreement or purchase order, which is when control of the vehicle passes to the customer. The Company’s shipping terms are generally F.O.B. shipping point, where title is transferred, and revenue is recognized when the products are shipped to or picked up by customers. Revenues related to distributor licensing arrangements are generally recognized over the term of the agreement, except for specific products and services specified as part of the agreement, for which revenue may be accelerated based on when the earnings process is complete.

Distributor and Franchise fee revenue is recognized over the term of the agreements which is generally 10 years for franchises and 4 years for distributors.  We have determined that any services provided to our franchise partners are not distinct from the franchise rights granted in the franchise agreement and are combined into a single performance obligation.

Research and Development

Costs relating to R&D are expensed as incurred. R&D expenses consisted of approximately $2,343,000 and $5,440,000, for the three and nine month periods ended September 30, 2019, respectively, and $779,000 and $2,191,000, for the three and nine month periods ended September 30, 2018, respectively.

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

At September 30, 2019 and 2018, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30, 2019	September 30, 2018
EEP Warrants to purchase common stock	647,316	893,004
EEP Stock options to purchase common stock	1,713,781	1,497,472
Notes convertible into common stock	474,433	-
Investor warrants to purchase common stock	942,857	-
Underwriters warrants	122,238	122,238
Warrants issued to vendors outside of employee plans	47,000	47,000
Total	3,947,625	2,559,714

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 has been delayed until fiscal years beginning after December 15, 2020 for smaller reporting companies, and interim periods within beginning after December 15, 2022. We will adopt this new standard on January 1, 2021. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date (e.g. January 1, 2019), as opposed to the earliest period presented under the modified retrospective transition approach (January 1, 2017) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: Concentrations

Payables

As of September 30, 2019, and December 31, 2018, the Company had one and two, respectively, significant vendors that accounted for more than 10% of the Company’s payables balances. As of September 30, 2019, this vendor accounted for 26% of payable balances. As of December 31, 2018, these vendors accounted for 13% and 23% of payable balances. The loss of these vendors would not have a significant impact on the Company’s operations.

Purchases/Inventory

As of September 30, 2019, and December 31, 2018, the Company had three and two, respectively, significant vendors that accounted for more than 10% of the Company’s inventory balances. As of September 30, 2019 these vendors accounted for 10%, 19% and 22% of inventory balances. As of December 31, 2018, these vendors accounted for 12% and 16% of inventory balances. The loss of these vendors would not have a significant impact on the Company’s operations.

NOTE 5: PROPERTY AND EQUIPMENT

As of September 30, 2019 and December 31, 2018, our property and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Computer equipment and software	$61,992	$51,594
Furniture and fixtures	46,839	46,839
Machinery and equipment	4,578,519	4,683,529
FUV rental fleet	-	71,998
Leasehold improvements	349,008	349,008
Fixed assets in process	671,922	1,082,345
	5,708,280	6,285,313
Less: accumulated depreciation	(935,564)	(475,539)
Total	$4,772,716	$5,809,774

Fixed assets in process is comprised primarily of leasehold improvements, tooling and equipment related to the manufacturing of our vehicles. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use. During the three months ended September 30, 2019, the Company recorded a loss on disposal of property and equipment of approximately $710,000

Depreciation expense was approximately $173,000 and $516,000 during the three and nine months ended September 30, 2019, respectively, and was approximately $121,000 and $281,000 during the three and nine months ended September 30, 2018, respectively.

NOTE 6: CAPITAL LEASE OBLIGATIONS

As of September 30, 2019, the Company has financed a total of approximately $2,232,000 of its capital equipment purchases with monthly payments ranging from $437 to $8,582, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 4.52% to 9.86%. Total monthly capital lease payments as of September 30, 2019 are approximately $46,100. These lease obligations mature ranging from December 2021 through February 2024 and are secured by approximately $2,814,000 in underlying assets which have approximately $359,000 in accumulated depreciation as of September 30, 2019. The balance of capital lease obligations was approximately $1,694,000 and $1,897,000 as of September 30, 2019 and December 31, 2018, respectively.

NOTE 7: NOTES PAYABLE

On December 27, 2018, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with FOD Capital, LLC, a Florida limited liability company (the “Investor”), pursuant to which the Company issued to the Investor (i) 500,000 shares of its common stock, no par value per share at a purchase price of $3.00 per share (the “Shares”), (ii) a warrant to purchase up to 942,857 shares of common stock at $3.50 per share (the “Warrant”), and (iii) a senior secured note in the principal amount of $3,000,000 (the “Note”). See Note 8 for additional details. On September 12, 2019, the Company issued and additional $500,000 note (“additional Note”) to the Investor, net of $15,000 discount. The additional Note principal plus accrued interest is convertible into the Company’s common stock at a conversion price of per share of $4.25.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Between July 11, 2019 and July 15, 2019, the Company entered into subscription agreements (each a “Subscription Agreement” and, collectively, the “Subscription Agreements”), pursuant to which the Company issued notes in original principal amount of $600,000 (U.S.) (each a “Note” and, collectively, the “Notes”). Of the $600,000 Notes issued $325,000 were to related parties. The principal amount due under each Note was due and payable on the two-month anniversary of the date of each Note (the “Maturity Date”): in (a) cash, (b) the Company’s common stock (valued at a price of $4.25 per share) or (c) in the event the Company issues convertible promissory notes to third parties before the Maturity Date, in a convertible promissory note on the same terms as purchased by such third parties; in each case at the election of the holder of the Note. Each Note also bore interest, payable at the Maturity Date, equal to $100,000 multiplied by the remainder of (i) the amount of the Note divided by (ii) $600,000. Interest was payable on each Note in: (a) the Company’s common stock (valued at $4.25 per share) or (b) in the event the Company issued convertible promissory notes to third parties before the Maturity Date, in a convertible promissory note on the same terms as purchased by the third parties; in each case at the election of the holder. On August 14, 2019, the $600,000 in principal and accrued interest of $48,972 on the Notes were exchanged into $648,972 in principal amount of convertible promissory notes (“New Notes”). The principal amount of the New Notes is due and payable on the one year anniversary of the date of the New Notes in (a) cash or (b) the Company’s common stock at a price of $4.25 per share, at the election of the holder of the New Notes. Interest on the New Notes accrues at an annual rate of 10%, compounded monthly. Between August 14, 2019 and September 27, 2019, the Company issued additional notes with the New Notes terms in the original principal amount of $850,000, of which 800,000 was to related parties. The Company may prepay the indebtedness at any time.

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

As a result of the share exchange agreement described below, the Company issued 2,000,000 shares of Class C Preferred Stock on November 15, 2018 in the exchange noted below. These 2,000,000 shares of Class C Preferred Stock were exchanged back to an equal number of shares of common stock on May 13, 2019, upon the filing of an amendment to the Company’s Second Amended and Restated Articles of Incorporation that increased the number of authorized shares of common stock.

Except as otherwise required by law or expressly provided in the Company’s Second Amended and Restated Articles of Incorporation, as amended, each share of Class C Preferred Stock has one vote for the election of directors and on all matters submitted to a vote of shareholders of the Company. The Company is not obligated to redeem or repurchase any shares of Class C Preferred Stock. Shares of Class C Preferred Stock are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous fund provisions.

Common Stock

At the May 11, 2019 annual meeting of shareholders (the “2019 Annual Meeting”), the shareholders approved an increase in the number of authorized common shares from 20,000,000 to 60,000,000, which also triggered the automatic conversion of the 2,000,000 shares of Class C Preferred Stock to common stock described above.

The Company has reserved a total of 3,482,031 shares of its common stock pursuant to the equity incentive plans (see Note 9). The Company has 2,316,097 and 2,236,893 stock options and warrants outstanding under these plans as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, the Company has reserved an additional 942,857 shares of its common stock for warrants pursuant to the Subscription Agreement discussed above, 122,238 shares for underwriter warrants associated with the 2017 Regulation A offering, and 47,000 warrants to consultants. As of September 30, 2019, these warrants were fully vested.

Common Stock Issued for Compensation

During the nine months ended September 30, 2019 and 2018, the Company issued 10,947 and 55,000 restricted common shares for services with a fair value of $36,782 and $195,450, respectively. The shares were valued based on the stock price at the time of the grant when the performance commitment was complete. The shares issued during the nine months ended September 30, 2019 were to settle existing accounts payable.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Exercise of Stock Options and Warrants

On January 31, 2018, 14,200 employee options were exercised at a price per share of $2.0605 for total proceeds to the Company of $29,258.

During the nine months ended September 30, 2019, a total of 3,388 employee options were exercised at a price per share of $3.10 for total proceeds to the Company of $10,502.

During the nine months ended September 30, 2019, a total of 245,688 employee warrants, 75,688 with an exercise price of $0.50 per share and 170,000 with an exercise price of $0.9375 per share were exercised in cashless transactions at market prices ranging from $3.162 to $5.212 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates. The transactions resulted in the issuance of a total of 203,252 shares of the Company’s common stock.

During the nine months ended September 30, 2018, a total of 80,000 employee warrants with an exercise price of $0.50 per share were exercised in cashless transactions at market prices between $3.77756 and $4.403 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates amounting to the issuance of a total of 70,273 shares of the Company’s common stock.

During the nine months ended September 30, 2019, a total of 119,637 employee options, with exercise prices ranging from $2.0605 to $3.10 per share were exercised in cashless transactions at market prices ranging from $2.864 to $5.212 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates. The transactions resulted in the issuance of a total of 53,684 shares of the Company’s common stock.

During the nine months ended September 30, 2018, a total of 13,000 employee options, with an exercise price of $2.50 per share were exercised in a cashless transaction at a market price of $4.202 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction date. The transaction resulted in the issuance of a total of 5,265 shares of the Company’s common stock.

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

Private Offering of Common Stock

During January and February 2019, the Company entered into Subscription Agreements, with four independent investors, pursuant to which the Company issued to the Investors at total of 288,333 shares of its common stock, no par value per share at a purchase price of $3.00 per share, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Entry into a Material Definitive Agreement

On December 27, 2018, the Company entered into a Subscription Agreement with the Investor, pursuant to which the Company issued to the Investor (i) 500,000 shares of its common stock, no par value per share at a purchase price of $3.00 per share (the “Shares”), (ii) a warrant to purchase up to 942,857 shares of common stock at $3.50 per share (the “Warrant”), and (iii) a senior secured note in the principal amount of $3,000,000 (the “2018 Note”). The Shares, Warrant and 2018 Note were purchased together by the Investor for an aggregate amount of $4.5 million but were issued separately (collectively, the “Transaction”).

The Company offered the Shares and Warrant in a public offering pursuant to the Company’s registration statement filed with the SEC that was declared effective on October 17, 2018, as well as the prospectus supplement filed on December 27, 2018.

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

The 2018 Note is secured by a perfected first secured lien on all the Company’s assets except for equipment assets securing existing or future leases. Interest will accrue at 10% per annum and will be paid at maturity or payoff of the 2018 Note, with a minimum of one year of interest paid at such time. The 2018 Note matures on December 27, 2019 and, subject to certain conditions, can be extended for an additional six months upon payment of $300,000 to the Investor by the Company. In connection with the 2018 Note, the Company entered into a Security Agreement, an Intellectual Property Security Agreement and a Collateral Assignment of Lease Agreement, each dated as of December 27, 2018 (collectively, the “Collateral Documents”). The short-term note was recorded with an original issue discount of $322,942 which will be amortized as interest expense over the 2018 Note’s twelve-month term. The discount is based on the allocation of costs and warrants associated with the Transaction. The discount will be amortized in 2019 through the date of maturity.

On September 12, 2019, Arcimoto, Inc. (the “Company”) entered into an Amended and Restated Subscription Agreement (the “Restated Subscription Agreement”) with the Investor, which amended and restated that certain Subscription Agreement dated December 27, 2018 by and among the Company and the Investor (the “Original Agreement”).

Pursuant to the Restated Subscription Agreement and in addition to the issuances under the Original Agreement, the Company issued to the Investor a convertible note in the principal amount of $500,000 (the “Convertible Note”) for an additional purchase price of $500,000. The Convertible Note matures on September 12, 2020, provided, that the Convertible Note may convert into the Company’s common stock at any time at the option of the Investor at a rate of $4.25 per share. In connection with the Restated Subscription Agreement, the Company also granted the Investor franchise rights for the Florida Keys, subject to certain modifications to the terms of the Company’s standard franchise agreement including, but not limited to, a right of first refusal for any Company rental franchise in the South Beach Region of Miami Beach, Florida.

The Convertible Note is secured by a perfected first secured lien on all of our assets. In connection with the Original Agreement, the Company entered into the Collateral Documents, each of which apply to the Convertible Note pursuant to the Restated Subscription Agreement.

The Convertible Note is included in the New Convertible Notes discussed in Note 7.

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

The Company uses the following inputs when valuating stock-based awards. The expected life of employee stock options was estimated using the “simplified method,” as the Company has insufficient historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected life of awards that vest immediately use the contractual maturity since they are vested when issued. For stock price volatility, the Company uses public company compatibles as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option at the grant-date.

Stock-based compensation, including stock-options, warrants and stock issued for compensation and services is included in the statement of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Research and development	$52,359	$28,418	$125,925	$85,429
Sales and marketing	23,849	11,588	61,455	83,961
General and administrative	104,808	175,913	275,826	211,926
Total	$181,016	$215,919	$463,206	$381,316

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

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2019, the Company granted 498,600 options under the 2018 Plan. These options had an exercise price of $4.52 and vest over three years. The total grant date fair value of these options was $963,929. As of September 30, 2019, 899,150 stock options are outstanding and 1,100,850 shares were available for issuance under the 2018 Plan. See below for the range of variables used in assessing the fair value at the grant date for the options issued under the 2018 Plan:

April 5, 2019
Annual dividend yield	-
Expected life (years)	6.0
Risk-free interest rate	2.36%
Expected volatility	40.9%

Employee stock-based compensation expense under the 2018 Plan included in operating expenses for the three and nine months ended September 30, 2019 was $132,335 and $338,278, respectively.

Total compensation cost related to non-vested awards issued under the 2018 Plan not yet recognized as of September 30, 2019 was approximately $1,198,838 and will be recognized on a straight-line basis through April 2022 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

2015 Stock Incentive Plan

The 2015 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of options that are incentive stock options or NQSOs and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. One million shares of common stock were authorized for issuance under the 2015 Plan. Awards that are forfeited generally become available for grant under the 2015 Plan. As of September 30, 2019, 814,631 shares of common stock were reserved for issuance pursuant to stock options that are outstanding and 8,088 shares remain available for issuance pursuant to future awards that might be made under the 2015 Plan.

During the nine months ended September 30, 2019, 141,600 options were granted under the 2015 Plan with a grant date fair value of $273,751. See below for the range of variables used in assessing the fair value at the grant date for the options issued during the nine months ended September 30, 2019:

April 5, 2019
Annual dividend yield	-
Expected life (years)	6.0
Risk-free interest rate	2.36%
Expected volatility	40.9%

Employee stock-based compensation expense included in operating expenses for the three and nine months ended September 30, 2019 related to the 2015 Plan was $48,681 and $124,928, respectively.

Total compensation cost related to non-vested awards not yet recognized as of September 30, 2019 was $299,722 and will be recognized on a straight-line basis through April 2022 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

2012 Employee Stock Benefit Plan

The 2012 Plan provides the Company the ability to grant to directors, employees, consultants, advisors or independent contractors shares of common stock of the Company through the grant of warrants and/or the grant of common stock. The Company originally reserved 1,000,000 shares of common stock for issuance under the 2012 Plan. Awards that are forfeited generally become available for grant under the 2012 Plan. As of September 30, 2019, 647,316 shares of common stock were reserved for issuance pursuant to warrants that are issued and outstanding under the 2012 Plan and 11,996 shares remain available for issuance pursuant to future awards that might be made under the 2012 Plan. Warrants expire 10 to 15 years from the grant date and were vested when issued.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 10: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $10,100 per vehicle for Retail Series production vehicles and $42,000 per vehicle for Signature Series vehicles for purposes of securing a vehicle production slot. As of September 30, 2019 and December 31, 2018, the Company’s balance of deposits received was approximately $984,000 and $455,000, respectively. As of September 30, 2019 and December 31, 2018, $405,324 and $370,624, respectively, of these deposits were refundable upon demand. Deposits are included in current liabilities in the accompanying balance sheets. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable and any additional deposit required must be paid prior to the start of the manufacturing process.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Litigation

On March 11, 2018, the Company was served with a lawsuit entitled John R Switzer vs W.R. Hambrecht & Co. LLC et al., Case Number: CGC-18-564904, filed in San Francisco County Superior Court in the State of California. In this action, the Company was named as a defendant along with five individuals who were directors and/or executive officers at the time of the completion of the Company’s Regulation A offering on September 21, 2017. The action was styled as a putative class action, alleged on behalf of all those who purchased the Company’s common stock in its Regulation A offering. The plaintiff alleged violations of Section 12(a)(2) and Section 15 of the Securities Act, and is seeking damages in an unspecified amount to be proven at trial. In addition, on March 28, 2018, the Company was served with another lawsuit entitled Jay Mendelson v. Arcimoto, Inc. et al., Case Number CGC-18-565324, filed in San Francisco County Superior Court in the State of California. In that action, which was styled as a putative class action, the Company was also named as a defendant along with the same individuals who were directors and/or executive officers at the time of the completion of our Regulation A offering on September 21, 2017. The allegations and claims made in the Mendelson action were substantially similar to those of the Switzer action and the plaintiff was also seeking damages in an unspecified amount to be proven at trial. The two actions were consolidated into a single lawsuit on May 28, 2018. The Company believes that the consolidated lawsuit was without merit and vigorously defended itself against these claims in court. On July 30, 2018, counsel for the Company filed a demurrer to the consolidated complaint, seeking its dismissal. By Order dated September 19, 2018, the San Francisco Court sustained in part and denied in part the demurrer. On September 28, 2018, plaintiffs in that case filed a First Amended Consolidated Complaint. The Company denied the substantive claims and allegations made in that amended pleading and continued to assert a vigorous defense.  On January 25, 2019, the parties reached a settlement agreement in the consolidated cases, subject to court approval. The parties to the lawsuit have filed a motion with the court seeking approval of the settlement agreement, which motion is currently pending. By its terms, the settlement agreement resolves this litigation in its entirety.

NOTE 12: SUBSEQUENT EVENTS

On November 7, 2019, we filed a Registration Statement on Form S-1 with the SEC.

On October 8, 2019, we issued to certain institutional investors in a registered direct offering an aggregate of 1,044,444 shares of our common stock at a purchase price per share of $2.25 for aggregate gross proceeds of approximately $2.35 million, and in a concurrent private placement pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder, issued to the investors warrants to purchase up to 1,044,444 shares of common stock at an exercise price per share of $2.83 per share. H.C. Wainwright & Co., LLC acted as exclusive agent for the offerings, and received a placement fee equal to 7.5% of the gross proceeds received by us in the offerings. The net proceeds from the offerings were used for general corporate purposes, including to cover our operating expenses and inventory.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We design, develop, manufacture, sell, and plan to rent through company owned and franchised locations ultra-efficient fully electric vehicles. We achieved limited production of our first Signature Series vehicles at the end of 2017, with additional, limited Signature Series and Beta vehicle production in 2018. We completed 23 Beta vehicles in 2018 and an additional 5 partial vehicles for testing. In the first half of 2019, we produced 35 additional prototype vehicles or vehicle chassis and numerous lighting and system test fixtures. These tests were for quality, reliability, and compliance, for testing design changes, product robustness, due care for voluntarily added equipment and compliance, prior to the initiation of Retail Series production. Compliance testing was completed, and retail production began on September 19, 2019. We are planning on producing at least one vehicle per build day for the remainder of 2019, while we refine the logistics and production processes. Arcimoto currently employs a four day build week.

Arcimoto’s mission is to catalyze the shift to a sustainable transportation system. Since our incorporation, we have been engaged primarily in the design, development, and now the production of ultra-efficient three-wheeled electric vehicles. Arcimoto was formed on November 21, 2007 as WTP Incorporated, an Oregon Corporation, and later changed its name to Arcimoto, Inc.

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

Thesis

Current automotive platforms are inefficient by design. Cars can weigh upwards of 4,000 lbs., take up on average almost 100 square feet of space on the road and, when parked, are way overcapacity for the vast majority of daily transportation tasks – those involving one or two people, traveling a relatively short distance, with a relatively small volume of items.

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

Fun Utility Vehicle

Arcimoto’s flagship product is the Fun Utility Vehicle. The FUV delivers a thrilling ride experience, exceptional maneuverability, comfort for two passengers with cargo, highly-efficient parking (three FUVs to a single parking space), and ultra-efficient operation, all at an affordable price. Over time, we anticipate offering the FUV with several option packages to meet the needs of a variety of customers. As of September 30, 2019, we had 4,128 FUV pre-orders with small refundable deposits, representing an increase of 911, or approximately 28%, from the 3,217 pre-orders as of December 31, 2018.

Evergreen Edition

Arcimoto’s first entry into the market is the Evergreen Edition FUV. We are leading with a consumer product, because we are a consumer-first brand. We believe individuals should be able to choose more efficient, more affordable, and lighter-footprint mobility solutions, so that more of us can participate in the transition to sustainable transportation future.

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

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Demand for the Retail Series Arcimoto FUV has continued to increase. As of September 30, 2019, we had 4,128 FUV pre-orders with small refundable deposits, representing an increase of 911, or approximately 28%, from the 3,217 pre-orders as of December 31, 2018.

We began taking $5,000 non-refundable reservations for the FUV Evergreen Edition in Q1 2019. The FUV Evergreen Edition is our first retail product trim offering, starting at a price point of $19,900. Evergreen FUVs will be initially available to our pre-order customers in the west coast states of Oregon, California, and Washington. We secured non-refundable reservations for the first 100 FUVs in anticipation of initial retail production and delivery. In the last week of September 2019, we delivered the first two (2) Evergreen Edition FUVs, and as of November 11, 2019, we have produced 25 Evergreen Edition FUVs, four (4) for internal marketing, engineering and quality use, 18 that have been sold and delivered and three (3) in transit to retail customers.

In the third quarter of 2019, we completed the vehicle testing begun in the first quarter of 2019. Arcimoto tested to verify robustness of its vehicle design, to demonstrate compliance with all Federal Motor Vehicle Safety Standards required for motorcycles, and to demonstrate proper function of voluntarily-added equipment such as the FUV’s 3+3 seat belts. At the end of the third quarter of 2019, vehicle testing and regulatory requirements were completed, and we initiated the sales process with our first customers. As sales are completed pre-order and reservation fees are applied to the purchase price and balances due are collected on delivery.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

We aim to produce at least an average of one FUV per build day during the remainder of 2019, ramping up production in 2020. Given this plan, our capital expenditures, which are substantially complete, have included significant capital costs for the tooling, production equipment and construction of the FUV production line.

Now that FUVs are in production, we need to balance the demand for the initial limited production. In the first half of 2020, we will start allocating FUVs to the plan to open rental stores in key destination markets to serve as test drive facilities. We believe this rental model will offer the potential for Arcimoto to share the FUV experience with prospective customers, generate more lifetime revenue per rental vehicle, and build in-market stores that operate with better margins than if we were to offer free test drives.

Operating expenses grew by approximately 39%, or $2,893,000, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. R&D materials and testing costs accounted for approximately 62%, or $1,788,000, of the overall increase in expenses during the nine months ended September 30, 2019, as we completed testing and redesigning the FUV for regulatory requirements and automated production processes. Approximately 42%, or $1,213,000, of the overall increase was driven by employment growth associated with the transformation of Arcimoto from a private research and development (“R&D”) operation into a public manufacturing company. The number of employees increased by approximately 24%, from 76 as of September 30, 2018 to 94 employees as of September 30, 2019. In December 2017, we moved into a new approximately 32,000 square foot facility from our previous 5,000 square foot facility. In June 2018, we added 5,291 square feet of manufacturing and office space, and in October 2018, re-negotiated the lease for this space. We also have the Eugene and San Diego vehicle rental facilities and 3,000 square feet of additional warehouse space. As a result, facilities costs accounted for approximately 5%, or $135,000, of the overall increase., Sales and marketing, and general travel costs accounted for approximately 13%, or $379,000, of the overall decrease due to reduced participation in marketing roadshow events. Expenses associated with being a publicly traded corporation, investor relations, insurance and professional fees, accounted for approximately 11%, or $317,000, of the overall decrease. Approximately 7%, or $204,000, of the overall increase was due to depreciation on the capital assets prior to production.

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

Results of Operations

Three months ended September 30, 2019 versus three months ended September 30, 2018

Revenues

We had approximately $33,000 in revenue, comprising of approximately $20,000 in revenue from the sales of our vehicles, and approximately $13,000 in revenue from merchandise and outside metal fabrication during the three months ended September 30, 2019. We had approximately $6,000 in revenue from merchandise, and outside metal fabrication during the three months ended September 30, 2018.

Operating Expenses

Research and Development Expenses

R&D expenses consist primarily of personnel costs for our pre-production manufacturing, engineering and research teams, external lab testing costs, and prototyping materials expense. R&D expenses for the three months ended September 30, 2019 and 2018 were approximately $2,345,000 and $779,000, respectively. The primary reason for the increase in R&D expenses of $1,566,000, or 201%, resulted from an increase in engineering salaries and benefits of approximately $594,000, an increase in materials and testing of approximately $970,000, which includes approximately $609,000 of Beta FUV’s disposed out of fixed assets and approximately $147,000 of Beta FUV’s scrapped out of finished goods inventory, an increase in tools and equipment expense of approximately $15,000, and an increase in travel and training of approximately $5,000. There was an approximate $20,000 decrease in computer, licenses and subscriptions expense. The major R&D projects during the three months ended September 30, 2019 were the development of doors for the FUV and final regulatory compliance testing which was completed during the third quarter 2019.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the three months ended September 30, 2019 and 2018 were approximately $309,000 and $386,000, respectively. The primary reasons for the decrease in sales and marketing expenses during the three months ended September 30, 2019 of approximately $77,000 or 20%, as compared to the prior period was an $126,000 decrease in public relations, marketing, and travel expenses, net of approximately $101,000 loss on disposal of marketing Beta FUV’s.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as certain human capital and related costs generally included in manufacturing that are being utilized to set-up operations associated with workflow, materials, service, and legal organizations, as well as legal fees for professional and contract services. G&A expenses for the three months ended September 30, 2019 were approximately $1,076,000 as compared to approximately $2,054,000 for the same period last year, representing a decrease of approximately $978,000, or 48%. The primary reasons for the decrease in the current period was due to an approximate $475,000 decrease in the salary and benefits that were shifted to R&D related matters, and an approximate $626,000 decrease in expenses associated with being a publicly traded corporation (investor relations, insurance, and professional fees). These decreases were offset by an approximate $46,000 increase in depreciation expense, a $12,000 increase in travel and a $65,000 increase in other costs.

Interest Expense

Interest expense for the three months ended September 30, 2019 was approximately $262,000, as compared to $37,000 during the three months ended September 30, 2018. Approximately $156,000 of the increase in interest expense was due to the $3,000,000 debt financing secured in December 2018. Approximately $36,000 in total or $1,000 of the decrease in the interest expense for the three months ended September 30, 2019 was for equipment capital leases. Approximately $65,000 of the increase was for our convertible notes, and $5,000 was for insurance premium financing, credit card and vendor interest.

Nine months ended September 30, 2019 versus nine months ended September 30, 2018

Revenues

We had approximately $44,000 in revenue, comprising of $20,000 in revenue from the sales of our vehicles, and approximately $24,000 in revenue from merchandise and outside metal fabrication during the nine months ended September 30, 2019. We had approximately $92,000 in revenue, comprising of $84,000 in revenue from the sales of our vehicles, and approximately $8,000 in revenue from merchandise and outside metal fabrication during the nine months ended September 30, 2018.

Operating Expenses

Research and Development Expenses

R&D expenses consist primarily of personnel costs for manufacturing prototypes, our engineering and research teams, external lab testing cost and prototyping materials expense. R&D expenses for the nine months ended September 30, 2019 and 2018 were approximately $5,440,000 and $2,191,000, respectively. The primary reason for the increase in R&D expenses of $3,249,000, or 148%, resulted from an increase in engineering salaries and benefits of approximately $1,360,000, an increase in materials and testing of approximately $1,788,000, tools and equipment expense of approximately $97,000, and travel and training of approximately $21,000. These increases were offset by a decrease of approximately $17,000 for computers, licenses and subscriptions. The major R&D projects during the nine months ended September 30, 2019 were the development of doors for the FUV, Deliverator, and Rapid Responder prototypes, and final regulatory compliance testing which was completed during the third quarter of 2019.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the nine months ended September 30, 2019 and 2018 were approximately $831,000 and $1,159,000, respectively. The primary reasons for the decrease in sales and marketing expenses during the nine months ended September 30, 2019 of approximately $327,000 or 28%, as compared to the prior period was an approximately $177,000 increase in expense for developing and franchising the rental business, and a $44,000 increase in salary and benefits expenses, offset by an approximately $446,000 decrease in public relations, marketing, and travel expenses associated with trade shows, and customer road shows, and a $14,000 decrease in computers, supplies and materials expense.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as certain human capital and related costs generally included in manufacturing that are being utilized to set-up operations associated with workflow, materials, service, and legal organizations, as well as legal fees, professional and contract services. G&A expenses for the nine months ended September 30, 2019 were approximately $4,068,000 as compared to approximately $4,096,000 for the same period last year, representing a decrease of approximately $28,000, or 1%. The primary reasons for the decrease in the current period was due to an approximately $191,000 decrease in salary and benefits associated with shifting more labor resources to R&D functions, a $317,000 decrease in expenses associated with being a public company (investor relations, insurance, and professional fees), offset by a $204,000 increase in depreciation expense due to the manufacturing facility and equipment being placed into service but not yet operating for production, a $39,000 increase in lobbying and an $88,000 shift in lobbying expense from S&M to G&A, a $46,000 increase in travel, and a $103,000 increase in other cost.

Interest Expense

Interest expense for the nine months ended September 30, 2019 was approximately $650,000, as compared to $57,500 during the nine months ended September 30, 2018. Approximately $467,000 of the increase in interest expense was due to the $3,000,000 debt financing secured in December 2018. Approximately $111,000 in total or $53,000 of the increase in the interest expense for the nine months ended September 30, 2019 was for equipment capital leases. Approximately $65,000 of the increase was for our convertible notes, and $6,000 was for insurance premium financing, credit card and vendor interest.

Liquidity and Capital Resources

As of September 30, 2019, we had approximately $748,000 in cash and cash equivalents, representing a decrease in cash and cash equivalents of approximately $4,155,000 from December 31, 2018. Sources of cash were predominantly from the sale of equity and convertible notes. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with liquidity into the fourth quarter of 2019. We need to successfully raise funds in the short-term, however, this is subject to market conditions and recognizing that we cannot be certain that additional funds would be available to us on favorable terms or at all. The amount and timing of funds that we may raise is undetermined and could vary based on a number of factors, including our ongoing liquidity needs, our current capitalization, as well as access to current and future sources of liquidity.

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

During the nine months ended September 30, 2019, cash used in operating activities was approximately $9,718,000, which was primarily the result of our net loss incurred of approximately $11,013,000, a decrease of accounts receivable of approximately $5,000, an increase in accrued liabilities of approximately $810,000, an increase in accounts payable of approximately $563,000, a decrease in other current assets of approximately $204,000, and an increase in inventories of approximately $2,469,000 related to materials for our electric vehicles. These increases in cash outflows were partially offset by stock-based compensation of approximately $500,000, customer deposits of approximately $530,000, deferred revenue of $105,000, depreciation expense of approximately $516,000, loss on disposal of property and equipment of approximately $710,000 related to the retirement of Beta FUVs, loss on scrapped Beta FUV’s in finished goods inventory of approximately $147,000, and the amortization of capital debt of approximately $243,000.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relates to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the nine months ended September 30, 2019, the Company paid approximately $100,000, for manufacturing equipment and tooling fixed asset purchases.

During the nine months ended September 30, 2018, the Company purchased and redeemed $5,250,000 and $10,750,000 of certificates of deposits, respectively, and paid approximately $878,000, net of financing, for manufacturing equipment and tooling.

Cash Flows from Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was approximately $5,663,000, compared to net cash used of $129,000 during the nine months ended September 30, 2018. Cash flows provided by financing activities during the nine months ended September 30, 2019 mainly comprised of payments on capital lease obligations amounting to approximately $292,000, offering costs of approximately $270,000, and proceeds from, the issuance of our common stock through the exercise of employee stock options of approximately $11,000, the issuance of our common stock through registered offerings of approximately $4,265,000 and through a convertible note offering of approximately $1,950,000 exempt from registration under Section 4(a)(2) of the Securities Act.

During the nine months ended September 30, 2018, net cash used in financing activities was approximately $129,000. Cash flows used in financing activities during the nine months ended September 30, 2018 mainly comprised of payments on capital lease obligations amounting to approximately $158,000, and proceeds from the issuance of our common stock through the exercise of employee stock options of approximately $29,000.

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

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended September 30, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2019 by or on behalf of Arcimoto, Inc. (the “Company”) or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
07/01/19-07/31/19	—	$—		—	$—
08/01/19-08/31/19	—	$—		—	$—
09/01/19-09/30/19	10,947	$3.36	(1)	—	$—
Total	10,947	$3.36	(1)	—	$—

(1)	Vendors accepted payment in FUV common stock at the market closing price of $3.36 for invoices outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Arcimoto, Inc. Second Amended and Restated Articles of Incorporation (as amended through June 30, 2019)	—	—	—	Filed herewith
3.2	Second Amended and Restated Bylaws of Arcimoto, Inc.	1-A	024-10710	2.2	August 8, 2017
10.1	Form of Securities Purchase Agreement dated March 24, 2019	8-K	001-38213	10.1	March 25, 2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
99.1	Third Quarter 2019 Financial Results Press Release				Filed herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: November 14, 2019	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Principal Financial and Chief Accounting Officer