Form 10-K
period 2019-12-31
Arcimoto Inc
filed 2020-04-14
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2019 (based on the closing sale price of $3.24 per share on that date), was approximately $32,412,024. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of April 13, 2020 was 24,469,138.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2020 Annual Meeting of Shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Arcimoto, Inc.

FORM 10-K

For the Annual Period Ended December 31, 2019

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the SEC. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to identify financing sources to fund our capital expenditure requirements and continue operations until sufficient cash flow can be generated from operations;

●	our ability to effectively execute our business plan and growth strategy;

●	unforeseen or recurring operational problems at our facility, or a catastrophic loss of our manufacturing facility, including the current temporary closure of our facility due to COVID-19;

●	our dependence on our suppliers, whose ability to supply us may be negatively impacted by the measures being implemented to address COVID-19;

●	the volatility of our stock price;

●	changes in consumer demand for, and acceptance of, our products;

●	overall strength and stability of general economic conditions and of the automotive industry more specifically, both in the United States and globally;

●	changes in U.S. and foreign trade policy, including the imposition of tariffs and the resulting consequences;

●	changes in the competitive environment, including adoption of technologies and products that compete with our products;

●	our ability to generate consistent revenues;

●	our ability to design, produce and market our vehicles within projected timeframes given that a vehicle consists of several thousand unique items and we can only go as fast as the slowest item;

●	our inexperience to date in manufacturing vehicles at the high volumes that we anticipate;

●	our reliance on key personnel;

●	changes in the price of oil and electricity;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt, if any, on terms favorable to our company;

●	the number of reservations and cancellations for our vehicles and our ability to deliver on those reservations;

●	our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

●	our ability to manage the distribution channels for our products, including our ability to successfully implement our direct to consumer distribution strategy and any additional distribution strategies we may deem appropriate;

●	our ability to obtain and protect our existing intellectual property protections including patents;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings or losses;

●	interest rates and the credit markets;

●	our ability to maintain our NASDAQ Capital Market listing;

●	costs and risks associated with litigation; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

The foregoing list does not contain all potential risks and uncertainties. Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws; we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

Item 1. Business

Overview

Arcimoto’s mission is to catalyze the shift to a sustainable transportation system. Since our incorporation, we have been engaged primarily in the design, development and manufacture of ultra-efficient three-wheeled electric vehicles. Arcimoto was formed on November 21, 2007 as WTP Incorporated, an Oregon corporation, and later changed its name to Arcimoto, Inc. We design, develop, manufacture, sell, and rent through franchised locations ultra-efficient fully electric vehicles.

2019 was a watershed year for the Company, which saw us complete compliance testing required to produce and sell retail vehicles, outfit the scalable, automated, vertically-integrated Arcimoto Manufacturing Plant for retail production; begin retail production of the Fun Utility Vehicle (FUV); develop our post-production programs including service, support, recall and supplier quality management; and sign, open, and deliver first vehicles to our first rental franchisee in Key West, Florida. We also expanded our product portfolio offering with the announcement of the Rapid Responder and Deliverator platform concepts targeted at fleet verticals.

Retail production began on September 19, 2019. In total, Arcimoto produced 57 model year 2019 FUVs, 46 of which were delivered to customers by December 31, 2019. To date, Arcimoto has built more than 100 production vehicles.

In mid-March 2020, the Company suspended production operations in response to the COVID-19 pandemic, following the launch of production pilots of the Rapid Responder and Deliverator product lines. The Company’s focus is now squarely on volume production planning, in order to push to sustainable profitability and meet the demands posed by the thousands of preorders still in our queue, as well as those we generate by the pilots of our fleet offerings in the field. The Company has applied for Payroll Protection Plan (“PPP”) and Economic Injury Disaster Loans (“EILD”) through the Small Business Administration (“SBA”) that were made available under the CARES ACT passed by Congress in response to the COVID-19 pandemic at the end of March 2020, and is currently preparing an application for the Advanced Technology Vehicle Manufacturing Loan Program to execute our growth strategy.

To execute our growth strategy, we will require significant additional funds.

Thesis

Arcimoto develops and manufactures products tuned for the utility needs of everyday driving. By doing so, we aim to deliver meaningfully more efficient solutions to the market, at a fraction of the total cost of ownership of today’s cars. Current automotive platforms are inefficient by design. Cars can weigh upwards of 4,000 lbs., take up on average almost 100 square feet of space on the road and when parked, and are way overcapacity for the vast majority of daily transportation tasks – those involving one or two people, traveling a relatively short distance, with a relatively small volume of items.

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

Products

Arcimoto is currently developing three vehicle products based on the Arcimoto Platform. While intended to serve very different market segments, an estimated 90% of the constituent parts are the same between our three initial products.

Fun Utility Vehicle® (FUV®)

Arcimoto’s flagship product is the Fun Utility Vehicle. The FUV delivers a thrilling ride experience, exceptional maneuverability, comfort for two passengers with cargo, highly-efficient parking (three FUVs to a single parking space), and ultra-efficient operation, all at an affordable price. Over time, we anticipate offering the FUV with several option packages to meet the needs of a variety of customers. As of December 31, 2019, we had 4,197 FUV pre-orders with small refundable deposits, representing an increase of 980, or 30%, from the 3,217 pre-orders as of December 31, 2018. As of March 31, 2020, we had 4,285 pre-orders.

Arcimoto’s first entry into the market is the Evergreen Edition FUV. We are leading with a consumer product, because we are a consumer-first brand. We believe individuals should be able to choose more efficient, more affordable, and lighter-footprint mobility solutions, so that more of us can participate in the transition to a sustainable transportation future. As of December 31, 2019, we delivered 46 Evergreen Edition FUVs to retail customers.

Rapid Responder™

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

Arcimoto’s test of the Rapid Responder in a pilot program with the City of Eugene, the Eugene-Springfield Fire Department, is ongoing and the second vehicle is expected to be delivered soon with a single seat for more cargo capacity. We are targeting delivery of the first production Rapid Responders in 2020.

Deliverator™

Development of the Deliverator was officially announced on March 19, 2019 with the reveal of the first Deliverator prototype.

The Deliverator is a pure electric, last-mile delivery solution designed to more quickly, efficiently, and affordably get goods where they need to go. We plan for the Deliverator to be customizable to carry a wide array of products, from pizza, groceries and cold goods to the 65 billion parcels delivered worldwide annually.

A 60-day pilot program with a major national retail grocer is anticipated to start in the second quarter of 2020. We are targeting delivery of the first production Deliverators in 2020.

Autonomous Arcimoto

Our long term goal is to offer the market one of the lowest cost, most efficient “last mile” human and goods transport solutions for the robotically-driven world. Because the platform electronics are capable of taking drive, brake and steer commands “by wire,” we intend that our platform will provide a ready foundation for self-driving technology deployment.

Sales and Distribution Model

Arcimoto’s sales and distribution model is direct. Customers place vehicle orders on our website, and the vehicle product will be delivered directly to the end user via common carrier or our own delivery fleet. The website ordering and vehicle configuration system is in development to become more fully automated. In the meantime, our human sales team is interacting directly with customers.

Rental Franchise Model

We plan to augment this direct web purchase process with small-footprint experience rental in select key markets. This rental model will give prospective customers a direct experience with the physical product before purchasing. Furthermore, this rental model is easily franchisable, giving individuals and small business owners the opportunity to operate their own rental location. Arcimoto has contracted a franchise consultant firm, and with their help has completed the Franchise Disclosure Document, allowing us to dialogue with interested parties. We signed our first franchise in Key West, Florida and we have four more potential franchises in California and Hawaii.

Service and Warranty

We are pursuing three different models for service of the FUV:

Service-on-demand

Our initial model is on-demand and on-site vehicle service by Arcimoto technicians or Arcimoto-authorized technicians. Service-on-demand will likely be the primary model during our West Coast release as the majority of the vehicles will be geographically located relatively near the factory. We intend for customers to request service either through the Arcimoto mobile app or by calling a 24-hour service number.

In-market partnership

We are currently reviewing potential partners located in our key distribution regions. We have contracted with Road America to provide our customers with roadside assistance. We are reviewing their network of pre-approved third party service providers and will be selecting and certifying providers near our customers.

Retail facility service

We plan to employ Arcimoto service technicians at some of our rental locations, depending on the dealer laws in the state. Customers near those rental locations would be able to deliver their vehicle to that location for service needs.

Warranty

We provide a warranty, based on the warranty in effect at the time of purchase, which is currently three years or 36,000 miles whichever comes first, and will generally include certain production powertrain components and battery pack sales. We accrue warranty reserves at the time a vehicle or powertrain component is delivered to the customer. Warranty reserves include management’s best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the statement of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date will be classified as current, while the remaining amount will be classified as long-term liabilities.

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

During the fourth quarter of 2018 we remodeled a 5,700 square foot inventory warehouse located across the street into useable office spaces and moved non-manufacturing personnel into these new offices in order to free up production space in the AMP.

During the fourth quarter of 2019 we leased an approximately 10,800 square foot build with warehouse and office space approximately six blocks east of the AMP. The office space is being used by our marketing team and the warehouse space is being used by R&D and for battery module manufacturing.

During the first quarter of 2020, we leased an approximately 10,800 square foot building with warehouse and office space next to the building leased during the fourth quarter of 2019. This location will be used for further expansion.

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

Some of the significant standards and regulations affecting Arcimoto are discussed below:

Motor Vehicle Safety

The National Highway Traffic Safety Administration (the “NHTSA”) defines a motorcycle as “a motor vehicle with motive power having a seat or saddle for the use of the rider and designed to travel on not more than three wheels in contact with the ground.” In order for a manufacturer to sell motorcycles in the United States, the manufacturer must self-certify to meet a certain set of regulatory requirements promulgated by the NHTSA in its Federal Motor Vehicle Safety Standards.

In 2018, Arcimoto developed an internal regulatory compliance team to ensure that the FUV production vehicles would meet Federal Motor Vehicle Safety Standards requirements for motorcycles. In the third quarter of 2019, we completed the vehicle testing begun in the first quarter of 2019. Arcimoto tested to verify robustness of its vehicle design, to demonstrate compliance with all Federal Motor Vehicle Safety Standards required for motorcycles, and to demonstrate proper function of voluntarily-added equipment such as the FUV’s 3+3 seat belts. At the end of the third quarter of 2019, vehicle testing and regulatory requirements were completed, and we initiated the sales process with our first customers.

The company has had various recalls for issues that have been discovered, which have partially been completed.

EPA certification

In accordance with 40 CFR 86, Arcimoto successfully completed SAE J2982 Range and MPGe testing, and EPA issued a 2019 Model Year Certificate of Conformity for demonstrated compliance as a fully zero emissions, battery-only 3-wheeled electric highway motorcycle.

Electromagnetic Compatibility

The Federal Communications Commission (FCC) is the federal agency responsible for implementing and enforcing the communications law and regulations, including 47 CFR-15, which regulates unlicensed radio-frequency transmissions, both intentional and unintentional. During 2019, Arcimoto demonstrated that the FUV is in compliance with all required electromagnetic compatibility requirements by testing the vehicle and its components at a test facility accredited by the American Association of Laboratory Accreditation (A2LA) for automotive, electromagnetic compatibility, information and communication technologies, and medical devices.

Motor Vehicle Manufacturer and Dealer Regulation

As with helmet laws and driver license requirements, state laws that regulate the manufacture, distribution, and sale of motor vehicles are a patchwork nationwide. Where Arcimoto is allowed by statute to be recognized as a dealer, Arcimoto plans to open its own retail distribution facilities or services. For customers living in states where Arcimoto is prohibited from selling directly from within the state, we plan to consummate sales at facilities in Oregon where the customer can pick up or have a common carrier pick up the vehicle.

Arcimoto is registered as a manufacturer and dealer in Oregon and California.

Franchise Laws for Rental Operations

Arcimoto’s approach to in-market experience relies on prospective customers renting Fun Utility Vehicles. As such, we plan to open Company-owned sites, as well as offer independent franchise rental operations. We have prepared Franchise Disclosure Documentation, have approval in 33 states and have applications pending in six states for the ability to sell franchises within those states. We are currently approved for franchise sales in California, Florida, Hawaii, New York, Rhode Island, Texas and all 27 states that do not require registration.

State Tax Credits

The state of Oregon passed a tax credit qualifying Arcimoto for both a $2,500 tax credit for purchasing qualified electric vehicles and an additional $2,500 tax credit if the purchaser’s annual income is below a certain threshold. We anticipate that the state of California may offer a tax credit of $900 or more for the purchase of Arcimoto vehicles.

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

Intellectual Property

Patents

Our policy is to protect our competitive position by, among other methods, filing patent applications to protect technology and improvements that we consider important to the development of our business. We have generated several patents and expect this portfolio to continue to grow as we actively pursue additional technological innovation. As of December 31, 2019, we have nine issued utility patents, including four patents covering novel aspects of the vehicle architecture expiring between 2031 and 2035, three patents covering vehicle battery systems expiring between 2035 and 2038, and two patents covering Arcimoto’s novel dual-motor gearbox design expiring between 2035 and 2037. At present, Arcimoto has an additional patent application undergoing examination that relates to the overall vehicle platform.

In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop a competitive position in the market for our products. Each of these patents, patent applications, and know-how are integral to the conduct of our business, the loss of any of which could have a material adverse effect on our business.

Trademarks

Arcimoto, Inc. owns several trademarks including: “Arcimoto”, the winged “A” logo, “Fun Utility Vehicle”, “FUV”, “Deliverator”, and “Rapid Responder”. The company has registered or applied for registration of these trademarks within the United States. The trademarks “Arcimoto” has been registered in China.

Segment Information

We operate as one reportable segment which is the design, development, manufacturing and sales of electric vehicles.

Employees

As of December 31, 2019, we had 93 full-time employees and 2 part-time employees. None of our employees are represented by a labor union, and we consider our current relations with our employees to be good. As of April 12, 2020, we have furloughed 74 of our employees due to COVID-19.

Geographic Areas

We operate solely in the United States. As such, we held substantially all our assets and generated all our revenue in the United States during the fiscal year ended December 31, 2019.

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

Executive Officers

The following table sets forth information concerning our executive officers as of March 31, 2020:

Name	Age	Position
Mark Frohnmayer	45	President, Chief Executive Officer and Chairman of the Board of Directors
Douglas M. Campoli	56	Chief Financial Officer, Treasurer and Secretary
Terry Becker	59	Chief Operating Officer and Director

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

Terry Becker - Chief Operating Officer and Director

Terry Becker has been a director since May 2015 and Chief Operating Officer since September 2017. From February 2014 to September 2017, Mr. Becker was Director of Engineering and Global Product Support at Peterson Pacific Corporation. Prior to that, from October 2012 to February 2014, Mr. Becker worked at Arcimoto as its Engineering, Manufacturing and Operations Manager. From December 2008 to September 2012, Mr. Becker was the Deputy Director of Operations for an AeroTech segment of John Bean Technologies Corporation. Mr. Becker holds an A.S. degree in engineering physics from Loma Linda University and a B.S. in Mechanical Engineering from Walla Walla University.

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

The notes to our financials for the fiscal year ended December 31, 2019 and 2018 include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

The notes accompanying our December 31, 2019 and 2018 audited financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements in this Annual Report on Form 10-K have been prepared “assuming that we will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash, or generate positive cash flow from operations, our operations, business and shareholders may be materially and adversely affected.

The recent COVID-19 pandemic has, and could continue to, materially and adversely affect our business.

The World Health Organization (“WHO”) has determined that the 2019 novel coronavirus is a “global pandemic” and President Trump has declared a national emergency as the impact of the virus on all aspects of daily life continues to multiply at an alarming rate. The name given to the disease, COronaVIrus Disease 2019 (COVID-19), has quickly become a household word as schools, businesses, and entire nations implement aggressive preventative measures to combat the pandemic.

We, like many other manufacturers, have shuttered our plant to safeguard the health of our employees. As a result, we are not producing vehicles until the situation mitigates. Sustained continuation of the shut-down will harm our revenue and may cause the Company to run out of cash and cease operations altogether.

We may experience increases in the cost of or a sustained interruption in the supply or shortage of materials due to the pandemic and government efforts to stop it such as stay-at-home orders. Any such increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. We use various materials in our business including aluminum, steel, lithium, nickel, copper and cobalt, as well as lithium-ion cells from suppliers. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand for these materials. For instance, we are exposed to multiple risks relating to lithium-ion cells. These risks include:

●	an increase in the cost, or decrease in the available supply, of materials used in the cells; and
●	disruption in the supply of cells due to factory closures and workforce shortages due to effects of COVID-19.

As local and national governments impose travel limitations such as the nationwide travel restrictions imposed in the United States and Italy, we may encounter an increased inability to obtain parts for our vehicles. Vendors performing services for us may encounter issues that impact their operations, such as an increase in costs for materials or labor, or a decrease in available employees or contractors. We plan to proactively contact our vendors to inquire about any anticipated risks or difficulties in carrying out agreed-upon services, as well as the vendors’ plans to mitigate such risks or difficulties, in order to anticipate potential delays and to prepare contingency plans. We are also aware of the risk that a vendor could invoke a force majeure clause to cease performance under applicable vendor agreements. All the foregoing issues raise substantial doubt about our ability to accurately forecast our costs, revenue and cash position. Our current planning is based on our best estimates but there is no assurance those estimates will turn out to be accurate. We will explore other methods of funding our business such as grants or strategic partnerships, but we cannot currently assess exactly how the pandemic will affect our costs, revenue and cash position at all levels.

We are an early stage company and have not yet generated significant revenues.

We have incurred a net loss in each year since our inception, have twelve years of operating history and have generated limited revenues since inception. Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment. Arcimoto was founded in 2007, and we have only recently started retail vehicle production and sales. Production and purchasing volumes will need to increase, driving down unit cost, and we will incur additional engineering and tooling cost, in order to reduce vehicle cost before Arcimoto will achieve profitability.

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

Our manufacturing process could be affected by operational problems that could impair our production capability and the timeframes within which we expect to produce our vehicles. Our manufacturing facility contains high cost and sophisticated machines that are used in our manufacturing process. Disruptions or shut downs at our facility could be caused by:

●	maintenance outages to conduct maintenance activities that cannot be performed safely during operations;

●	prolonged power failures or reductions;

●	breakdown, failure or substandard performance of any of our machines or other equipment;

●	noncompliance with, and liabilities related to, environmental requirements or permits;

●	disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;

●	pandemics, fires, floods, snow or ice storms, earthquakes, tornadoes, hurricanes, microbursts or other catastrophic disasters, national emergencies, political unrest, war or terrorist activities; or

●	other operational problems.

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

The design, manufacture, sale and servicing of vehicles is a capital-intensive business. At December 31, 2019, our working capital was approximately $4,146,000, an increase of approximately $392,000 from December 31, 2018. We have previously raised funds through equity investment, convertible and non-convertible notes to meet our cash needs, but there is no guarantee that we will be able to raise enough additional capital in the short term to meet our ongoing cash requirements. Our need to raise additional funds to sustain operations and reach our vehicle production goals is dependent on how quickly we can secure financing and reduce the cost of our vehicles. We may raise additional funds through the issuance of equity, equity-related, or debt securities or through obtaining credit from government or financial institutions. We cannot assure anyone that we will be able to raise additional funds when needed. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, we will be unable to continue operations.

We may not have an adequate number of shares of common stock authorized to enable us to complete future equity financing transactions, which may adversely affect our ability to raise the capital necessary to continue operations.

We are authorized to issue 60,000,000 shares of common stock, of which 24,436,389 shares were outstanding on December 31, 2019. At December 31, 2019, we had reserved 2,596,031 shares of common stock for issuance upon exercise of our outstanding convertible notes, options and warrants. In addition, at such date, we had 1,939,048 shares of our common stock reserved for future issuance under our 2018 Omnibus Stock Incentive Plan, 814,719 shares of our common stock reserved for future issuance under our 2015 Stock Incentive Plan, and 658,317 shares of our common stock reserved for future issuance under our Amended and Restated 2012 Employee Stock Benefit Plan. If all of these securities were exercised, the total number of shares of our common stock that we would be required to issue would be 6,008,115, which in addition to the 24,436,389 shares outstanding, would leave 29,555,496 authorized but unissued shares of common stock.

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

As part of our developing growth strategy, we may modify our distribution channels and engage in strategic transactions with third parties to open rental locations, or open new retail, manufacturing, research or engineering facilities, expand our existing facility, add additional product lines or expand our businesses into new geographical markets. For example, we opened our first customer experience and rental location in Eugene, Oregon in October 2018. We used this location primarily as a test bed for developing rental operations. Rental operations are an untested business model for us. There is a range of risks inherent in such a strategy that could adversely affect our ability to successfully achieve these objectives, including, but not limited to, the following:

●	our inability to pay the leasing costs associated with our rental facilities in the near term;

●	the potential failure to successfully operate rental locations or integrate a rental vehicle business into our existing infrastructure;

●	an inability to attract and retain the customers, employees, suppliers and/or marketing partners of a rental business;

●	the uncertainty that we may not be able to generate, anticipate or meet consumer demand;

●	the potential disruption of our business;

●	the increased scope and complexity of our operations could require significant attention from management and impose constraints on our operations or other projects;

●	inconsistencies between our standards, procedures and policies and those of new rental facilities and costs or inefficiencies associated with the integration of our operational and administrative systems if necessary;

●	unforeseen expenses, delays or conditions, including the potential for increased regulatory compliance or other third-party approvals or consents, or provisions in contracts with third parties that could limit our flexibility to take certain actions;

●	the costs of compliance with local laws and regulations and the implementation of compliance processes, as well as the assumption of unexpected labilities, litigation, penalties or other enforcement actions;

●	the uncertainty that new product lines will generate anticipated sales;

●	the uncertainty that new rental or retail businesses will achieve anticipated operating results;

●	our cost reduction efforts might not be successful;

●	the difficulty of managing the operations of a larger company; and

●	the difficulty of competing for growth opportunities with companies having greater financial resources than we have.

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

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for salespeople and for engineers with high levels of experience in designing and developing electric vehicles. The pool of qualified personnel with engineering or manufacturing experience and/or experience working with the electric vehicle market is limited overall and specifically in Eugene, Oregon, where our principal office is located. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have and are located in metropolitan areas that may attract more qualified workers.

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

Recent announcements regarding budgeting and appropriations from the federal government have created uncertainty regarding whether the Advanced Technology Vehicles Manufacturing Loan Program (the “ATVMLP”) will continue to exist in its current form. The ATVMLP program provides for low-cost loans that can be used to reequip, expand, or establish manufacturing facilities for advanced technology vehicles in the United States. Although we are in the process of applying there is no guarantee that we would receive such a loan and are not dependent on receiving such a loan. If we do not receive financing under the ATVMLP, we may be required to seek financing from other sources at terms that are not as favorable to us.

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

If we cannot develop sufficient market demand for three-wheeled vehicles, we will not be successful. Factors that may influence the acceptance of three-wheeled vehicles include:

●	perceptions about three-wheeled vehicles’ comfort, quality, safety, design, performance and cost;

●	the availability of alternative fuel vehicles, including plug-in hybrid electric and all-electric vehicles;

●	improvements in the fuel economy and cost of service of the internal combustion engine;

●	uncertainties regarding insurance coverages for the vehicles;

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline; and

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of transportation.

We may experience lower-than-anticipated market acceptance of our vehicles.

Although we have conducted some market research regarding our electric vehicles and accumulated 4,197 pre-order reservation deposits as of December 31, 2019, many factors both within and outside our control, affect the success of new vehicles in the marketplace. At this time, it is difficult to measure consumers’ willingness to adopt electric vehicles as a mode of transportation, particularly three-wheeled electric vehicles. Offering fuel-efficient vehicles that consumers want and value can mitigate the risks of increasing price competition and declining demand, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, or other attributes) can exacerbate these risks. For example, if a new vehicle were to experience quality issues at the time of launch, the vehicle’s perceived quality could be affected even after the issues had been corrected, resulting in lower than anticipated sales volumes, market share, and profitability. Moreover, if a new vehicle is not accepted by consumers based on size, styling, or other attributes, we would experience lower than anticipated sales volumes, market share, and profitability.

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

In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. In similar circumstances, Tesla has prevailed in many of these lawsuits and such results reinforce our continuing belief that state laws were not designed to prevent our distribution model. In some states, there have also been regulatory and legislative efforts by vehicle dealer associations to propose bills and regulations that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model. A few states have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or stores that we can operate. Although Tesla and the state of Michigan have settled a lawsuit in federal court allowing Tesla to sell direct into the state, that is no guarantee of the success of similar suits.

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

Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging. Government safety standards also require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. Should we or government safety regulators determine that a safety or other defect or noncompliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The costs associated with any protracted delay in new product launches necessary to remedy such defects, or the cost of recall campaigns or warranty costs to remedy such defects in vehicles that have been sold, could be substantial. Further, adverse publicity surrounding actual or alleged safety-related or other defects could damage our reputation and adversely affect sales of our vehicles.

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

Arcimoto plans to deliver vehicles to Oregon and California via its internal transportation resources, primarily trucks and trailers. However, we anticipate that we will reach a point when utilizing a third party common carrier for vehicle deliveries will become a necessity. Because of the significant investment in equipment and management to implement a third party common carrier vehicle delivery plan, it will be important to accurately forecast vehicle delivery volumes in advance. It will be difficult to predict, especially months in advance, when our vehicle delivery volumes and geographic expansion will require using a third party common carrier for vehicle deliveries and if we miscalculate this timing, it could have a material adverse effect on our business, financial condition and results of operations.

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

We will be almost entirely dependent upon revenue generated from a limited number of products in the near-term, and our future success will be dependent upon our ability to design and achieve market acceptance of new product offerings and vehicle models.

Revenue to date has come exclusively from the sale of Fun Utility Vehicles. The Rapid Responder and Deliverator pilot programs are underway, and we expect to deliver production models of those vehicles in Q3 2020 and Q4 2020, respectively.

There can be no assurance that we will be able to sustain revenues from current product offerings, nor design future models of vehicles, or develop future services, that will meet the expectations of our customers, or that our future models will become commercially viable.

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

We have been granted nine utility patents, and have an additional patent application undergoing examination that relates to the overall vehicle platform. This patent application and/or any patent applications we may file in the future may not be successful. To date, we have relied on copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect intellectual property rights to our technologies and vehicles. We typically enter into confidentiality or license agreements with employees, consultants, consumers and vendors in an effort to control access to and distribution of technology, software, documentation and other information. Policing unauthorized use of this technology is difficult and the steps taken may not prevent misappropriation of the technology. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. Such litigation could cause us to incur substantial costs and divert resources away from daily business, which in turn could materially adversely affect the business.

Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

Our future success and competitive position depend in part upon our ability to obtain or maintain certain proprietary intellectual property used in our principal products. This may be achieved, in part, by prosecuting claims against others who we believe are infringing our rights and by defending claims of intellectual property infringement brought by others. In the future we may commence lawsuits against others if we believe they have infringed our rights, or we may become subject to lawsuits alleging that we have infringed the intellectual property rights of others. For example, to the extent that we have previously incorporated third-party technology and/or know-how into certain products for which we do not have sufficient license rights, we could incur substantial litigation costs, be forced to pay substantial damages or royalties, or even be forced to cease sales in the event any owner of such technology or know-how were to challenge our subsequent sale of such products (and any progeny thereof). In addition, to the extent that we discover or have discovered third-party patents that may be applicable to products or processes in development, we may need to take steps to avoid claims of possible infringement, including obtaining non-infringement or invalidity opinions and, when necessary, re-designing or re-engineering products. However, we cannot assure you that these precautions will allow us to successfully avoid infringement claims. Our involvement in intellectual property litigation could result in significant expense to us, adversely affect the development of sales of the challenged product or intellectual property and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome in any such litigation, we may, among other things, be required to:

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

The stock market generally, and our stock in particular, has experienced price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is new. From our Regulation A Offering on September 21, 2017 through December 31, 2019, the per share trading price of our common stock has been as high as $7.35 and as low as $1.53. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

In addition, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. These fluctuations might be even more pronounced in the new trading market for our stock. Additionally, securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition. On March 11, 2018, we were served with a Summons Notice of case number: CGC-18-564904 John R Switzer vs W.R. Hambrecht & Co. LLC et al., including Arcimoto, Inc., its officers and directors. On March 28, 2018, we were served with another lawsuit entitled Jay Mendelson v. Arcimoto, Inc. et al., case number CGC-18-565324. The cases were combined and the motion for final approval of the settlement agreement was granted on March 13, 2020. By its terms, the settlement agreement resolves this litigation in its entirety. Please see “Part I. Item 3, Legal Proceedings” of this Annual Report on Form 10-K for more information, and “Litigation” under Note 11 to the Financial Statements beginning at page F-1 of this Annual Report on Form 10-K, which is incorporated by reference herein.

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

We believe our internal controls over financial reporting are robust for our current stage of development. As we ramp up production, we will be developing and implementing new and more robust internal controls over financial reporting which is time consuming, costly, and complicated. These new control policies will include the appropriate amount of overhead to allocate to cost of goods sold. If we identify material weaknesses in our internal control over financial reporting, if our management is unable to assert, when required, that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest, when required, to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP”, typically require the use of estimates, judgments and assumptions that affect the reported amounts. Often, different estimates, judgments and assumptions could reasonably be used that would have a material effect on such financial statements, and changes in these estimates, judgments and assumptions may occur from period to period over time. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, valuation of equity compensation, lower of cost or net realizable value estimates, overhead allocation, warranty reserves, determining the fair value of assets and the timing and amount of cash flows from assets. These estimates, judgments and assumptions are inherently uncertain and, if our estimates were to prove to be wrong, we would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes could harm our business, including our financial condition and results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our financial statements and our business.

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

Provisions in our certificate of incorporation and bylaws and Oregon law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

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

Any trading market for our common stock will be influenced in part by any research reports that securities industry analysts publish about us. To date, we have been covered by five research analysts. We may not obtain any future research coverage by additional securities industry analysts. In the event we are covered by additional analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage on us, the market price and market trading volume of our common stock could be negatively affected.

A cybersecurity breach may adversely affect the Company’s reputation, revenue and earnings.

The Company and certain of its third-party service providers and vendors receive, store, and transmit digital personal information in connection with the Company’s human resources operations, financial services operations, e-commerce, rental franchise management, mobile applications, planned connected vehicle services offerings and other aspects of its business. The Company’s information systems, and those of its third-party service providers and vendors, are vulnerable to the continually evolving cybersecurity risks. The Company’s plan to offer connected vehicle services will heighten these risks. Unauthorized parties have attempted to and may attempt in the future to gain access to these systems or the information the Company and its third-party service providers and vendors maintain and use through fraud or other means of deceiving our employees and third-party service providers and vendors. Hardware, software or applications the Company develops or obtains from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security and/or the Company’s operations. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or detect. The Company has implemented and regularly reviews and updates processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean the Company and third-party service providers and vendors must continually evaluate and adapt systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. The Company has experienced information security attacks, but to date they have not materially compromised the Company’s computing environment or resulted in a material impact on the Company’s business or operations or the release of confidential information about employees, customers, franchisees, suppliers or other third parties. Any future significant compromise or breach of the Company’s data security, whether external or internal, or misuse of customer, employee, franchisee, supplier or Company data could result in disruption to the Company’s operations, significant costs, lost sales, fines and lawsuits, and/or damage to the Company’s reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and evolving requirements, compliance could also result in the Company being required to incur additional costs. The Company has mediated its financial exposure by securing cyber liability insurance.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Properties

On December 6, 2019, we entered into a lease for a property approximately six blocks east of the AMP that contains two buildings. The initial term of the lease is 25 months and began on December 6, 2019. There is an option for a three-year extension. The main building is 6,508 square feet of office and warehouse space and the auxiliary building is 4,318 square feet of warehouse space. The office space is being used by marketing and sales. The warehouse is being used for R&D and battery module manufacturing. On March 3, 2020, we amended the lease to include the adjacent building which has 10,752 square feet of office and warehouse space on the ground floor plus second floor office and storage space. This location will be used for further expansion. Rent is $11,750 per month and subject to a 3% increase per year.

On October 15, 2018, we re-negotiated a lease previously entered into as a month to month lease during June 2018, for a 5,291 square foot commercial industrial office space in Eugene, Oregon. The term of the lease is 60 months which began on October 15, 2018. Rent is $4,500 per month and subject to a 3% increase per year. The space is being used for service, office and general use.

On October 18, 2018, we entered into a lease for a 4,491 square foot space in San Diego, California. The term of the lease is 60 months which began on November 1, 2018. Base rent is $8,982 per month. A portion of the space is being used for Arcimoto’s California dealer showroom. We may use additional space for rental and/or service operations, and/or sublet a portion of the space to other electric vehicle service providers.

As of December 31, 2019, we occupied 1,700 square feet of office area, 32,000 square feet of warehouse space and 125,000 square feet of asphalt paving and undeveloped greenfield. The space is under lease expiring in 2021. We believe that our current facilities are sufficient for our needs. We may add other facilities or expand existing facilities as we expand our employee base and geographic markets in the future, and we believe that suitable additional space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

From time to time, we might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business. For information on our litigation matters, see “Litigation” under Note 11 to the Financial Statements beginning at page F-1 of this Annual Report on Form 10-K, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock

Arcimoto’s common stock trades on the Nasdaq Global Select Market under the symbol “FUV”.

Holders

As of March 31, 2020, there were approximately 600 holders of our common stock.

Dividends

To date, we have paid no dividends with respect to our common stock and we do not anticipate having the ability to do so for the foreseeable future.

Sales of Unregistered Securities

In 2017, 2018 and 2019, we did not sell any securities that were not registered under the Securities Act of 1933, as amended, other than those sales previously reported in a Current Report on Form 8-K.

Share Repurchases

There were no repurchases of the Company’s equity securities during 2019 and there are no plans, approved or otherwise, for additional purchases.

Item 6. Selected Financial Data

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Annual Report on Form 10-K, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2019, should be read together with our financial statements and related notes included elsewhere in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Arcimoto’s mission is to catalyze the shift to a sustainable transportation system. Since our incorporation, we have been engaged primarily in the design, development and manufacture of ultra-efficient three-wheeled electric vehicles. Arcimoto was formed on November 21, 2007 as WTP Incorporated, an Oregon corporation, and later changed its name to Arcimoto, Inc. We design, develop, manufacture, sell, and rent through franchised locations ultra-efficient fully electric vehicles.

2019 was a watershed year for the Company, which saw us complete compliance testing required to produce and sell retail vehicles; outfit the scalable, automated, vertically-integrated Arcimoto Manufacturing Plant for retail production; begin retail production of the Fun Utility Vehicle (FUV); develop our post-production programs including service, support, recall and supplier quality management; and sign, open, and deliver first vehicles to our first rental franchisee in Key West, Florida. We also expanded our product portfolio offering with the announcement of the Rapid Responder and Deliverator platform concepts targeted at fleet verticals.

Retail production began on September 19, 2019. 53 Retail FUVs were produced through December 31, 2019—46 were sold to customers, 4 were kept in fixed assets for company use and 3 were in Finished Goods Inventory as of December 31, 2019.  To date, Arcimoto has built more than 100 production vehicles.

In mid-March 2020, the Company suspended production operations in response to the COVID-19 pandemic, following the launch of production pilots of the Rapid Responder and Deliverator product lines. The Company’s focus is now squarely on volume production planning, in order to push to sustainable profitability and meet the demands posed by the thousands of preorders still in our queue, as well as those we generate by the pilots of our fleet offerings in the field. The Company has applied for Payroll Protection Plan (“PPP”) and Economic Injury Disaster Loans (“EILD”) through the Small Business Administration (“SBA”) that were made available under the CARES ACT passed by Congress in response to the COVID-19 pandemic at the end of March 2020, and is currently preparing an application for the Advanced Technology Vehicle Manufacturing Loan Program to execute our growth strategy.

To execute our growth strategy, we will require significant additional funds.

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Demand for the Retail Series Arcimoto FUV has continued to increase. As of December 31, 2019, we had 4,197 FUV pre-orders with small refundable deposits, representing an increase of 980, or 30%, from the 3,217 pre-orders as of December 31, 2018. As of March 31, 2020, we had 4,285 pre-orders.

We began taking $5,000 non-refundable reservations for the Fun Utility Vehicle in the first quarter of 2019. We had a single trim option, starting at a price point of $19,900. We secured non-refundable reservations for the first 100 FUVs in anticipation of initial retail production and delivery. In the last week of September 2019, we delivered the first two (2) Evergreen Edition FUVs. In total, Arcimoto produced 57 model year 2019 FUVs, 46 of which were delivered to customers by December 31, 2019.

In the third quarter of 2019, we completed vehicle testing. Arcimoto tested to verify robustness of its vehicle design, to demonstrate compliance with all Federal Motor Vehicle Safety Standards required for motorcycles, and to demonstrate proper function of voluntarily-added equipment such as the FUV’s 3+3 seat belts. Following completion of compliance testing we initiated the sales process with our first customers. As sales are completed pre-order and reservation fees are applied to the purchase price and balances due are collected on delivery.

With FUV production currently suspended, we are focusing on pilot programs for the Rapid Responder and Deliverator, performing value engineering and planning for volume manufacture to achieve sustainable profitability, applying to the Advanced Technology Vehicle Manufacturing Loan Program (“ATVMLP”) to finance high volume production (10,000+ units/year), engaging sales efforts focused on fleet deployments, and expanding our service network.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

In 2019, Arcimoto generated cash flow from retail production vehicle sales for the first time. Cash inflow from vehicle sales has been substantially reduced following the suspension of production due to the COVID-19 pandemic.

Our capital expenditures for low volume production are substantially complete, with minimal (approximately $1,200,000) capital costs in our 2020 plan for tooling, quality test equipment, leasehold improvements, service and delivery vehicles. Capital expenditures have been put on hold until then COVID-19 pandemic has mitigated and production has resumed. The Company is preparing an approximate $30,000,000 ATVMLP application to finance high volume production.

Operating expenses grew by approximately 14%, or $1,542,000, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase was driven by beginning the transformation of Arcimoto from a research and development (“R&D”) operation into a manufacturing company. The number of employees increased by 36%, from 70 as of December 31, 2018 to 95 employees (93 full time and 2 part time) as of December 31, 2019. In December 2017, we moved into an approximately 32,000 square foot facility from our previous 5,000 square foot facility. In June 2018, we added 5,291 square feet of manufacturing and office space, and in October 2018, re-negotiated the lease for this space. From December 2019 to March 2020 we added another approximately 21,600 square feet of manufacturing and office space. As a result, we incurred costs associated with equipping the employees, implementing systems, and running the larger facilities. R&D costs increased during the year ended December 31, 2019, as we redesigned the FUV for automated production processes and regulatory requirements. Sales and marketing costs decreased as the Company focused on the push to production. General and administrative cost decreased mainly due to lower legal and professional fees related to public company reporting.

New Accounting Pronouncements

For a description of our critical accounting policies and estimates, please refer to the “Summary of Significant Accounting Policies” in Note 3 to the Financial Statements beginning at page F-1 of this Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe are reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. See Note 3 to our Financial Statements.

Results of Operations

Year ended December 31, 2019 versus year ended December 31, 2018

Revenues

During the years ended December 31, 2019 and 2018, we had revenues of $987,850 and $94,996, respectively. For 2019 we had revenue from the sale of our vehicles of $891,356, $20,015 of which was with a related party. We also had revenue of $2,059 from parts and service, $44,675 from machining and metal work services, and $49,760 from vehicle delivery charges and merchandise sales during the year ended December 31, 2019.

During the year ended December 31, 2018, we had revenue from the sale of our vehicles of $84,000, none of which was with related parties. We also had revenue of $7,314 from machining and metal work services, $1,680 in vehicle rental income and $2,002 from merchandise sales during the year ended December 31, 2018.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our engineering and research teams and prototyping materials expense. R&D expenses for the year ended December 31, 2019 and 2018 were approximately $6,032,000 and $3,815,000, respectively. The primary reason for the increase in R&D expenses of $2,217,000, or 58%, resulted from an increase in engineering salaries and benefits of approximately $581,000, a decrease in tools and equipment expense of $119,000, and an increase in R&D materials expense of $1,750,000. The major R&D projects during 2019 were redesigning the vehicle for automated mass production, adding telematics capability, improving serviceability, improving efficiency and range, and final regulatory compliance testing which was completed by September 19, 2019. Additional R&D projects performed in 2018 included the redesign and testing of electronic components for mass production and robustness, tooling and test machining of the proprietary gearbox for producibility and subsequent testing of performance, redesign of the bodywork to be vacuum formed (reducing cost), door development and safety feature validation activity.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the year ended December 31, 2019 and 2018 were approximately $1,005,000 and $1,570,000, respectively. The primary reasons for the decrease in sales and marketing expenses during the year ended December 31, 2019 of approximately $565,000, or 36%, as compared to the prior period was an approximate $475,000 decrease in public relations, marketing, and travel expenses associated with investor relations, an $87,000 decrease in expense for developing and franchising the rental business, and a $119,000 increase in salary and benefits expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as certain human capital and related costs generally included in manufacturing that prior to commencing retail production were being utilized to set-up operations associated with workflow, regulatory compliance, materials, service, quality, and legal organizations, as well as legal fees, professional and contract services. G&A expenses for the year ended December 31, 2019 were approximately $5,494,000 as compared to $5,605,000 for the year ended December 31, 2018, representing a decrease of $110,000, or 2%. The primary reasons for the decrease in the current period was due to an approximate $185,000 increase in non-cash compensation, a $28,000 increase in salary and benefits associated with developing our manufacturing, materials, service, quality and compliance, and other operations, a $554,000 decrease in expenses associated with being a public company (investor relations, insurance, and professional fees), a $410,000 increase in depreciation, a $103,000 increase in facilities rent and utilities, offset by a $225,000 decrease in facilities maintenance, a $111,000 increase in lobbying expense, a $76,000 decrease in computer and software expense to equip new hires, a $33,000 decrease in employee recruiting and retention expense, and a $43,000 increase in travel expense.

Interest Expense

Interest expense for the year ended December 31, 2019 was approximately $892,000, as compared to $101,000 during the year ended December 31, 2018. The increase in interest expense was due to $3,000,000 of debt incurred in December 2018, and approximately $2,000,000 in convertible notes issued in August and September 2019.

Liquidity and Capital Resources

The Company has not achieved positive earnings and operating cash flows to enable the Company to finance its operations internally, which raises substantial doubt about its ability to continue as a going concern.

Although the Company's objective is to increase its revenues from the sales of its products within the next few years sufficient to generate positive operating and cash flow levels, there can be no assurance that the Company will be successful in this regard. The Company will need to raise additional capital in order to fund its operations, which it intends to obtain through debt and/or equity offerings. Funds on hand and any follow-on capital will be used to invest in our business to expand sales and marketing efforts, including company owned and franchise rental operations and the systems to support them, to enhance our current product lines by continuing research and development (“R&D”) to enhance and reduce the cost of the FUV and to bring future variants to retail production, to continue to build out and optimize our production facility, for debt repayment, and to fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies.

As of December 31, 2019, we had approximately $5,832,000 in cash and cash equivalents, representing an increase in cash and cash equivalents of approximately $929,000 from December 31, 2018. Sources of cash were predominantly from the sale of equity and debt. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with liquidity into the second quarter of 2020. We need to successfully raise funds in the short term to repay $5,000,000 of indebtedness coming due in June, August, and September 2020, however, this is subject to market conditions and recognizing that we cannot be certain that additional funds would be available to us on favorable terms or at all. The amount and timing of funds that we may raise is undetermined and could vary based on a number of factors, including our ongoing liquidity needs, our current capitalization, as well as access to current and future sources of liquidity. We have applied for Payroll Protection Plan (“PPP”) and Economic Injury Disaster Loans (“EILD”) through the Small Business Administration (“SBA”) that were made available under the CARES ACT passed by Congress in response to the COVID-19 pandemic at the end of March 2020.

We have invested approximately $4,699,000 into tooling and manufacturing capital expenditures for our current FUV production facility. At this time, we believe minimal further investment into tooling and manufacturing is required until we need to expand production capacity beyond a rate of 10,000 vehicles per year. As we ramp up production, we may identify opportunities for reducing cost of goods sold that may require additional capital expenditures.

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

During the year ended December 31, 2019, cash used in operating activities was $14,290,913, which was primarily the result of our net loss incurred of $15,341,689 and decrease in accounts payable of $340,535 and an increase in prepaid inventory of $26,621. We also recorded increases in our accounts receivable of $244,450, and an increase in inventory of $2,178,220 related to materials for our electric vehicles. These increases in cash outflows were partially offset by an increase in accrued liabilities of $569,595, increases in customer deposits of $338,900, warranty accrual of $109,800, deferred revenue of $116,674, depreciation expense of $710,401, amortization of debt discount of $328,128, loss on disposal of property and equipment of $710,290 and stock-based compensation of $635,319.

During the year ended December 31, 2018, cash used in operating activities was $12,672,033, which was primarily the result of our net loss incurred of $11,051,015, and increases in other current assets of $1,225,484, inventory of $57,410 related to materials for our electric vehicles, and prepaid inventory of $1,168,074. We also recorded increases in our accounts payable of $53,378, a decrease in accrued liabilities of $9,340, and increases in customer deposits of $54,657 and warranty accrual of $25,200. These increases in cash outflows were partially offset by stock-based compensation of $495,605.

Cash Flows from Investing Activities

Cash flows used in investing activities for the year ended December 31, 2019, relates to the purchases of capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During 2019, we paid $254,611, net of financing, for manufacturing equipment, tooling and FUVs placed into Company service or to be included in our rental fleet.

Cash flows from investing activities for the year ended December 31, 2018 was $4,488,074, which primarily relates to the purchases of certificates of deposits and capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During 2018, we purchased $5,250,000 and redeemed $11,496,850 of certificates of deposits, and paid $1,717,038, net of financing, for manufacturing equipment, tooling and FUVs placed into Company service or to be included in our rental fleet. We also received $250 in proceeds from the sale of property and equipment and paid $41,988 for security deposits.

Cash Flows from Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $15,474,994, compared to $5,262,869 during the year ended December 31, 2018. Cash flows used in financing activities during the year ended December 31, 2019 mainly comprised of payments on offering costs of $1,412,928, and proceeds from the issuance of our common stock of $14,836,435, proceeds from the exercise of stock options of $10,502, payments of $372,578 on capital lease obligations, payments of $300,000 in fees to lender, and $1,935,000 in proceeds from notes payable.

During the year ended December 31, 2018, net cash provided by financing activities was $5,262,869. Cash flows used in financing activities during the year ended December 31, 2018 mainly comprised of payments on offering costs of $526,011, and proceeds from the issuance of our common stock of $3,014,700, proceeds from the exercise of stock options of $29,259, payments of $255,079 on capital lease obligations and $3,000,000 in proceeds from notes payable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Annual Report on Form 10-K, we are not required to provide the information required by this Item.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Management use the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013) to evaluate internal disclosure controls and procedures.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended December 31, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On December 6, 2019, the Company entered into a Standard Industrial/Commercial Single-Tenant Lease-Net (the “Lease”) with Pangaea Pacific Timberlands, LLC (the “Landlord”). Pursuant to the Lease, the Company will lease two buildings from the Landlord. The main building is approximately 6,508 square feet of office and warehouse space and the auxiliary building is approximately 4,318 square feet of warehouse space located at 179 Taylor Street, Eugene Oregon (the “Premises”), which the Company expects to use for its marketing and sales office, R&D shop, and for battery module assembly. The Lease, which began on December 6, 2019, has an initial term of 25 months. There is an option for a three-year extension. On March 3, 2020, the Company entered into an Amendment to the Lease (the “Amendment”) with the Landlord. Pursuant to the Amendment, the Company will lease an additional approximately 10,752 square feet of space located at 1439 West Second Avenue, Eugene, Oregon, which the Company expects to use for further office and manufacturing expansion. Rent is $11,750 per month and subject to a 3% increase per year.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Proposal One - Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2020 Annual Meeting of Stockholders currently scheduled to be held on June 20, 2020 (the “Proxy Statement”)

The information required by this item regarding our compliance with Section 16 of the Exchange Act of 1934, as amended, if any, will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in our 2020 Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

1. Financial Statements. See index to financial statements on page F-1 of this Annual Report.

2. Financial Statement Schedules. All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

3. Exhibits. We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the financial statements contained in this Annual Report on Form 10-K.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

Item 16. Form 10-K Summary

None.

Financial Statements

December 31, 2019 and 2018

ARCIMOTO, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arcimoto, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arcimoto, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not achieved positive earnings and operating cash flows to enable the Company to finance its operations internally, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Newport Beach, California

April 14, 2020

ARCIMOTO, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,832,489	$4,903,019
Accounts receivable	244,450	-
Inventory	3,734,488	1,703,573
Prepaid inventory	1,194,695	1,168,074
Other current assets	665,079	458,570
Total current assets	11,671,201	8,233,236

Property and equipment, net	4,732,544	5,809,774
Security deposits	41,988	41,988

Total assets	$16,445,733	$14,084,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities
Accounts payable	$339,835	$717,151
Accrued liabilities	816,013	246,418
Customer deposits	793,524	454,624
Current portion of capital lease obligations	433,967	383,800
Convertible notes payable, related parties	1,150,907	-
Convertible notes payable, net of discount	837,557	-
Notes payable, net of discount	3,032,438	2,677,076
Current portion of warranty reserve	90,000	-
Current portion of deferred revenue	31,174	-
Total current liabilities	7,525,415	4,479,069

Warranty reserve	45,000	25,200
Long-term capital lease obligations, net of current portion	1,179,700	1,513,595
Long-term deferred revenue	85,500	-
Total long-term liabilities	1,310,200	1,538,795

Total liabilities	8,835,615	6,017,864

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series A-1 preferred stock, no par value, 1,500,000 authorized; none issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Class C Preferred Stock, no par value, 2,000,000 authorized; none and 2,000,000 issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Preferred Stock, no par value, 1,500,000 authorized, none issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Common stock, no par value, 60,000,000 shares authorized; 24,436,389 and 15,032,341 shares issued and outstanding as of December 31, 2019 and 2018, respectively	43,573,529	30,102,738
Additional paid-in capital	2,344,751	930,869
Accumulated deficit	(38,308,162)	(22,966,473)
Total stockholders’ equity	7,610,118	8,067,134

Total liabilities and stockholders’ equity	$16,445,733	$14,084,998

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Revenue
Product sales	$891,356	$84,000
Other revenue	96,494	10,996
Total revenues	987,850	94,996

Cost of goods sold	2,911,467	127,531

Gross loss	(1,923,617)	(32,535)

Operating expenses
Research and development	6,032,243	3,814,844
Sales and marketing	1,005,132	1,569,888
General and administrative	5,494,199	5,604,505
Total operating expenses	12,531,574	10,989,237

Loss from operations	(14,455,191)	(11,021,772)

Other expense (income)
Interest expense	891,553	100,946
Other (income), net	(5,055)	(71,703)

Net loss	$(15,341,689)	$(11,051,015)

Weighted-average common shares outstanding basic and diluted	18,130,227	15,754,718
Net loss per common share - basic and diluted	$(0.85)	$(0.70)

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2017	-	$-	-	$-	15,872,001	$27,177,790	$519,340	$(11,915,458)	$15,781,672

Issuance of common stock for services	-	-	-	-	55,000	195,450	-	-	195,450
Issuance of common stock for cash	-	-	-	-	1,004,900	3,014,700	111,374	-	3,126,074
Exchange of common stock for Class C Preferred stock	-	-	2,000,000	-	(2,000,000)	-	-	-	-
Exercise of stock options	-	-	-	-	14,200	29,259	-	-	29,259
Offering costs	-	-	-	-	-	(314,461)	-	-	(314,461)
Stock options exercised - cashless	-	-	-	-	15,967	-	-	-	-
Warrants exercised - cashless	-	-	-	-	70,273	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	300,155	-	300,155
Net loss	-	-	-	-	-	-	-	(11,051,015)	(11,051,015)
Balance at December 31, 2018	-	$-	2,000,000	$-	15,032,341	$30,102,738	$930,869	$(22,966,473)	$8,067,134

Issuance of common stock settlement of payable	-	-	-	-	10,947	36,782	-	-	36,782
Issuance of common stock for cash	-	-	-	-	7,132,777	14,836,435	-	-	14,836,435
Issuance of warrants for cash	-	-	-	-	-	-	778,563	-	778,563
Exchange of common stock for Class C Preferred stock	-	-	(2,000,000)	-	2,000,000	-	-	-	-
Exercise of stock options	-		-	-	3,388	10,502	-	-	10,502
Offering costs	-	-	-	-	-	(1,412,928)	-	-	(1,412,928)
Stock options exercised - cashless	-	-	-	-	48,837	-	-	-	-
Warrants exercised - cashless	-	-	-	-	208,099	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	635,319	-	635,319
Net loss	-	-	-	-	-	-	-	(15,341,689)	(15,341,689)
Balance at December 31, 2019	-	$-	-	$-	24,436,389	$43,573,529	$2,344,751	$(38,308,162)	$7,610,118

See accompanying notes to the financial statements

ARCIMOTO, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
OPERATING ACTIVITIES
Net loss	$(15,341,689)	$(11,051,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	710,401	454,494
Amortization of debt discount	328,128	-
Loss on scrapped Beta FUV inventory	147,305	-
Loss on disposal of property and equipment	710,290	39,020
Stock-based compensation	635,319	495,605
Changes in operating assets and liabilities:
Accounts receivable	(244,450)	500
Inventory	(2,178,220)	(1,509,048)
Prepaid inventory	(26,621)	(1,168,074)
Other current assets	125,217	(57,410)
Accounts payable	(340,534)	53,378
Accrued liabilities	618,567	(9,340)
Customer deposits	338,900	54,657
Warranty accrual	109,800	25,200
Deferred revenue	116,674	-
Net cash used in operating activities	(14,290,913)	(12,672,033)

INVESTING ACTIVITIES
Purchase of certificates of deposit	-	(5,250,000)
Proceeds from sale of certificates of deposit	-	11,496,850
Purchases of property and equipment	(254,611)	(1,717,038)
Proceeds from the disposal of property and equipment	-	250
Security deposits	-	(41,988)
Net cash (used in) provided by investing activities	(254,611)	4,488,074

FINANCING ACTIVITIES
Proceeds from sale of common stock	14,836,435	3,014,700
Proceeds from sale of warrants	778,563	-
Payment of offering costs	(1,412,928)	(526,011)
Proceeds from the exercise of stock options	10,502	29,259
Payment on capital lease obligations	(372,578)	(255,079)
Proceeds from convertible notes payable to related parties	1,125,000	-
Payment of fees to lender	(300,000)	-
Proceeds from convertible notes payable	810,000	-
Proceeds from notes payable	-	3,000,000
Net cash provided by financing activities	15,474,994	5,262,869

Net cash increase (decrease) for year	929,470	(2,921,090)

Cash and cash equivalents at beginning of year	4,903,019	7,824,109
Cash and cash equivalents at end of year	$5,832,489	$4,903,019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$148,465	$100,946
Cash paid during the year for income taxes	$150	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued interest converted to notes payable	$48,972	$-
Portion of equipment acquired through capital leases	$88,850	$2,152,474
Insurance finance agreement	$331,726	$-
Stock issued for payment of payables	$36,782	$-
Warrants issued to investors	$-	$111,374

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

Risks and Uncertainties

The Company currently has limited production and distribution capabilities. Facilities to manufacture vehicles at limited scale substantially complete. We started retail production at one FUV per build day and ramped to two per build day in the first quarter of 2020, prior to the COVID-19 production shutdown. Arcimoto also does not have a history of higher-scale production and may encounter delays, flaws, inability to raise sufficient capital, or inefficiencies in the manufacturing process, which may prevent or delay achieving higher-scale production within the anticipated timeline.

Part of the Company’s strategy is to use vehicle rentals to generate a positive cash flow from customer test drive activities. As with any strategy, there is the risk that the rental business will not be successful.

As of December 31, 2019, the Company has $3,734,488 in inventory and another $1,194,695 in prepaid inventory not received yet. Certain inventory components are included in prepaid inventory that have long lead times requiring payment in advance. Due to the materiality of the prepaid inventory balances we are now showing it separate from general prepaid assets on the financial statements.

The Company plans to incur substantial additional expenses marketing its current and future products and services. In addition, the Company will compete with companies that currently have extensive and well-funded marketing and sales operations. The Company’s marketing and sales efforts may be unable to compete successfully against these companies.

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

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to date, the Company announced on March 19, 2020, that it will temporarily suspend all production of the Fun Utility Vehicle through April 17, 2020 at its U.S. factory located in Eugene, Oregon in response to the rapidly evolving COVID-19 pandemic. The date to restart production will evolve with the COVID-19 pandemic. The Company will maintain a work-from-home staff to push forward critical operations, including compliance and reporting, research and development, customer service, and deployment of the Company’s recently-launched Rapid Responder and Deliverator pilot vehicles to key potential fleet operators. As part of this suspension of production, the Company furloughed approximately 67% of its workforce with the remaining individuals continuing to work full or part time, which will result in meaningful cost reduction during the period of shutdown. We expect to retain the furloughed workers after production has resumed. As a result of the shut-down, the first quarter 2020 revenue activities were negatively impacted, and the second quarter 2020 may be negatively impacted based on the length and severity of the pandemic. With some suppliers not currently producing, once the temporary suspension of production is over, we anticipate minimal shortages depending on when suppliers restart production and how fast the Company can ramp up production. This makes it reasonably possible that we are vulnerable to the risk of a near-term severe impact.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including the timing and need to raise additional working and operating capital, and the Company’s ability to repay debt coming due in June, August, and September 2020. We have applied for Payroll Protection Plan (“PPP”) and Economic Injury Disaster Loans (“EILD”) through the Small Business Administration (“SBA”) that were made available under the CARES ACT passed by Congress in response to the COVID-19 pandemic at the end of March 2020.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

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

Although the Company’s objective is to increase its revenues from the sales of its products sufficient to generate positive operating and cash flow levels, there can be no assurance that the Company will be successful in this regard. The Company will need to raise additional capital in order to fund its operations, which it intends to obtain through debt and/or equity offerings. Funds on hand and any follow-on capital, will be used to invest in our business to expand sales and marketing efforts, including company owned and franchise rental operations and the system to support them, enhance our current product lines by continuing research and development (“R&D”) to enhance and reduce the cost of the FUV and to bring future variants to retail production, continue to build out and optimize our production facility, debt repayment, and fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform with generally accepted accounting principles in the United States (“GAAP”). Certain prior year information has been reclassified to conform to current year presentation.

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

Fair Value Measurements

The Company’s financial instruments consist primarily of cash, convertible notes, debt, and capital lease obligations. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments. As of December 31, 2019 and 2018, the Company did not have any level 2 or level 3 instruments.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2019 and 2018, the Company held its balance of cash and cash equivalents in financial institutions, which, at times, exceeded the federally insured limits.

Accounts Receivable

Accounts receivable are reported net of allowance for probable losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a reserve allowance. As of December 31, 2019, and 2018, the Company had $301,291 and $17,887, respectively of accounts receivable with a $56,841 and $17,887 of reserve allowance as of December 31, 2019 and 2018, respectively.

Certificates of Deposit

The Company uses certificates of deposit for short-term investments. No more than $250,000 is invested in any single certificate of deposit so that all balances are covered by federal insurance limits. As of December 31, 2019 and 2018, there were no certificates of deposit that had original maturities greater than three months.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method “FIFO”) or market. Inventories consist of purchased electric motors, electrical storage and transmission equipment, and component parts.

	December 31, 2019	December 31, 2018
Raw materials and component parts	$3,650,466	$1,531,032
Work-in-progress	25,340	15,683
Finished goods	58,682	156,858
Total inventory	$3,734,488	$1,703,573

Beta FUVs previously held in finished goods were scrapped for approximately $147,000 and written off during the year ended December 31, 2019, which is in addition to the disposal disclosed in Note 4.

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

Offering Costs

The Company accounts for offering costs in accordance with FASB ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity or as a reduction of debt upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2019, no offering costs remained capitalized. Our fourth quarter 2018 equity and debt recapitalization is further described in Note 6 and 7. As of December 31, 2019 and 2018, offering costs totaled approximately $1,413,000 and $637,000, respectively, which includes the offering costs for the first and fourth quarter 2019 equity offerings and the offering costs for the fourth quarter 2018 equity and debt recapitalization, respectively. Of the 2018 amount, approximately $526,000 was cash based and $111,000 was non-cash in the form of warrants issued in the fourth quarter 2018 offering. Offering costs in 2018 were allocated between debt and equity offerings.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

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

Customer Deposits

Non-refundable customer deposits are comingled with operating funds. Refundable customer deposits are generally held in a separate deposit account. Revenue is not recognized on customer deposits until the deposit is applied to a non-refundable vehicle order, the vehicle manufacturing process is completed, the vehicle is picked up by or delivered to the customer and the appropriate revenue recognition criteria have been met per our policy below.

Warranties

During 2019 the Company recorded a warranty reserve for four Signature Series vehicles sold. The Company began recording warranty reserves with the commencement of Retail Series production of the FUV. We provide a warranty on vehicle and production powertrain components and battery pack sales, and we accrue warranty reserves at the time a vehicle or production powertrain component is delivered to the customer. Warranty reserves include management’s best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We will review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the statement of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term liabilities.

Deferred Revenue

Deferred revenues represent cash collected in advance of the revenues being earned for deliverables to FUV customers, distributor licensing arrangements and franchise fees.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This generally occurs when products are picked up by the customer or a common carrier or, when the FUV is shipped in a company owned vehicle, when delivery is completed, in accordance with the sales agreement or purchase order, which is when control of the vehicle passes to the customer. The Company’s shipping terms are generally F.O.B. shipping point, where title is transferred, and revenue is recognized when the products are shipped to or picked up by customers. Revenues related to distributor licensing arrangements are generally recognized over the term of the agreement, except for specific products and services specified as part of the agreement, for which revenue may be accelerated based on when the earnings process is complete.

Distributor and Franchise fee revenue is recognized over the term of the agreements which is generally 10 years for franchises and 4 years for distributors. We have determined that any services provided to our franchise partners are not distinct from the franchise rights granted in the franchise agreement and they are combined into a single performance obligation.

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

Advertising Costs

Advertising costs are recorded as an expense in the period in which we incur the costs or the first time the advertising takes place. Advertising costs expensed were $21,982 and $15,148 for the years ended December 31, 2019 and 2018, respectively.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

Research and Development

Costs relating to research and development (“R&D”) are expensed as incurred. R&D expenses consisted of $6,032,243 for the year ended December 31, 2019, and $3,814,844 for the year ended December 31, 2018. Costs primarily relate to engineering salaries and related benefits and material costs related to testing and product design and development.

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

At December 31, 2019 and 2018, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31, 2019	December 31, 2018
Warrants to purchase common stock	658,316	893,004
Stock options to purchase common stock	2,619,729	1,395,223
Underwriters warrants	2,109,539	1,065,095
Convertible notes	486,492	-
Total	5,874,076	3,353,322

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

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2020 for smaller reporting companies, and interim periods within those years, with early adoption permitted. We will adopt this new standard on January 1, 2021. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date, as opposed to the earliest period presented under the modified retrospective transition approach and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

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

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. ASU 2018-13 removes certain disclosures, modifies others and introduces additional disclosure requirements for entities. The amendments in ASU 2018-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company does not believe the adoption of ASU 2018-13 will have a material effect on the financial statements and their disclosures.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4: PROPERTY AND EQUIPMENT

As of December 31, 2019 and 2018, our property and equipment consisted of the following:

	December 31, 2019	December 31, 2018
Computer equipment and software	$77,583	$51,594
Furniture and fixtures	46,839	46,839
Machinery and equipment	4,699,383	4,683,529
FUV rental fleet	-	71,998
Leasehold improvements	774,046	349,008
Fixed assets in process	264,999	1,082,345
Total Property & Equipment	5,862,850	6,285,313
Less: Accumulated depreciation	(1,130,306)	(475,539)
Total	$4,732,544	$5,809,774

Fixed assets in process is comprised primarily of leasehold improvements, tooling and equipment related to the manufacturing of our vehicles. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use. During the year ended December 31, 2019, the Company recorded a loss on disposal of property and equipment of approximately $710,000 for pre certification production of Beta FUVs that do not meet regulatory requirements and could not be modified to achieve such.

Depreciation expense was $710,401 and $454,494 during the years ended December 31, 2019 and 2018, respectively.

NOTE 5: CAPITAL LEASE OBLIGATIONS

As of December 31, 2019, the Company has financed a total of approximately $2,254,000 of its capital equipment purchases with monthly payments ranging from $362 to $8,582, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 4.52% to 9.86%. Total monthly capital lease payments as of December 31, 2019 are $45,789. These lease obligations mature ranging from December 2021 through December 2024 and are secured by approximately $2,690,000 in underlying assets which have $439,182 in accumulated depreciation as of December 31, 2019. The balance of capital lease obligations was $1,613,667 and $1,897,395 as of December 31, 2019 and 2018, respectively.

See the following table for future minimum payments by year.

Years ending December 31:

2020	$549,464
2021	549,464
2022	520,306
2023	224,299
2024	9,943
Total payments including interest	1,853,476
Less amounts representing interest	(239,809)
Total of future payments on principal balances	1,613,667
Less short-term capital lease obligations	(433,967)
Total long-term capital lease obligations	$1,179,700

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6: NOTES PAYABLE

On December 27, 2018, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with FOD Capital, LLC, a Florida limited liability company (the “Investor”), pursuant to which the Company issued to the Investor (i) 500,000 shares of its common stock, no par value per share at a purchase price of $3.00 per share (the “Shares”), (ii) a warrant to purchase up to 942,857 shares of common stock at $3.50 per share (the “Warrant”), and (iii) a senior secured note in the principal amount of $3,000,000 (the “Note”). See Note 7 for additional details. On September 12, 2019, the Company issued an additional $500,000 note (“additional Note”) to the Investor, net of $15,000 discount. The additional Note principal plus accrued interest is convertible into the Company’s common stock at a conversion price of per share of $4.25.

Between July 11, 2019 and July 15, 2019, the Company entered into subscription agreements (each a “Subscription Agreement” and, collectively, the “Subscription Agreements”), pursuant to which the Company issued notes in original principal amount of $600,000 (U.S.) (each a “Note” and, collectively, the “Notes”). Of the $600,000 Notes issued, $325,000 were to related parties. The related parties include officers, their immediate family members, and directors. The principal amount due under each Note was due and payable on the two-month anniversary of the date of each Note (the “Maturity Date”): in (a) cash, (b) the Company’s common stock (valued at a price of $4.25 per share) or (c) in the event the Company issues convertible promissory notes to third parties before the Maturity Date, in a convertible promissory note on the same terms as purchased by such third parties; in each case at the election of the holder of the Note. Each Note also bore interest, payable at the Maturity Date, equal to $100,000 multiplied by the remainder of (i) the amount of the Note divided by (ii) $600,000. Interest was payable on each Note in: (a) the Company’s common stock (valued at $4.25 per share) or (b) in the event the Company issued convertible promissory notes to third parties before the Maturity Date, in a convertible promissory note on the same terms as purchased by the third parties; in each case at the election of the holder. On August 14, 2019, the $600,000 in principal and accrued interest of $48,972 on the Notes were exchanged into $648,972 in principal amount of convertible promissory notes (“New Notes”). The principal amount of the New Notes is due and payable on the one year anniversary of the date of the New Notes in (a) cash or (b) the Company’s common stock at a price of $4.25 per share, at the election of the holder of the New Notes. Interest on the New Notes accrues at an annual rate of 10%, compounded monthly. Between August 14, 2019 and September 27, 2019, the Company issued additional notes with the New Notes terms in the original principal amount of $850,000, of which $800,000 was to related parties. The Company may prepay the indebtedness at any time.

NOTE 7: STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, no par value, of which 1,500,000 shares were designated as Series A-1 Preferred Stock and 2,000,000 are designated as Class C Preferred Stock.

The Series A-1 Preferred Stock is convertible at any time after issuance at the option of the holder into shares of common stock at the original issue price of the Series A-1 Preferred Stock. The Series A-1 Preferred Stock was also subject to mandatory conversion provisions upon an initial public offering raising $15 million or more and is not redeemable. To prevent dilution, the conversion price of the Series A-1 Preferred Stock is to be adjusted for any issuance of securities, excluding exempt securities, which change the number of shares of common stock outstanding. The Series A-1 Preferred Stockholders are entitled to equal voting rights to common stockholders on an as-converted basis and receive preference to the common stockholders upon liquidation.

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

The Company has reserved a total of 3,412,084 shares of its common stock pursuant to the equity incentive plans (see Note 8). The Company has 3,293,135 and 2,236,893 stock options and warrants outstanding under these plans as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company has reserved an additional 2,596,031 shares of its common stock for warrants and convertible notes pursuant to the Subscription Agreements discussed above. As of December 31, 2019, these warrants were fully vested.

Common Stock Issued for Compensation

During the year ended December 31, 2019, the Company issued 10,947 common shares for settlement of payables from the equity incentive plans with a fair value of $36,785. The shares were valued based on the stock price at the time of the grant when the performance commitment was complete. The shares issued during the year ended December 31, 2019 were to settle existing accounts payable.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

Exercise of Stock Options and Warrants

During the year ended December 31, 2019, a total of 3,388 employee options were exercised at a price per share of $3.10 for total proceeds to the Company of $10,502.

On January 31, 2018, 14,200 employee options were exercised at a price per share of $2.0605 for total proceeds to the Company of $29,259.

During the year ended December 31, 2019, a total of 245,688 employee warrants, 75,688 with an exercise price of $0.50 per share and 170,000 with an exercise price of $0.9375 per share, were exercised in cashless transactions at market prices ranging from $3.162 to $5.212 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates. The transactions resulted in the issuance of a total of 203,252 shares of the Company’s common stock.

During the year ended December 31, 2018, a total of 80,000 employee warrants with an exercise price of $0.50 per share were exercised in cashless transactions at market prices ranging from $3.778 per share to $4.403 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates amounting to the issuance of a total of 70,273 shares of the Company’s common stock.

During the year ended December 31, 2019, 119,637 employee options with an exercise price ranging from $2.0605 per share to $3.10 per share were exercised in cashless transactions at market prices ranging from $2.864 per share to $5.212 per share each of which was based on ranges of the Company’s daily closing price near the transaction dates. The exercises resulted in the issuance of a total of 53,684 shares of the Company’s common stock.

During the year ended December 31, 2018, 40,056 employee options with an exercise price ranging from $2.0605 per share to $2.50 per share were exercised in cashless transactions at market prices ranging from $3.658 per share to $4.202 per share each of which was based on ranges of the Company’s daily closing price near the transaction dates. The exercises resulted in the issuance of a total of 15,967 shares of the Company’s common stock.

Share Exchange Agreement

On November 15, 2018, the Company entered into a Share Exchange Agreement with the President, CEO and Chairman of the Board of Directors of the Company (the “CEO”). Pursuant to the Agreement, the CEO exchanged 2 million of his shares of company common stock for 2 million shares of newly designated Class C preferred stock. These shares automatically convert back to 2 million shares of common stock upon the filing of an amendment to the Restated Articles of the Company that increased the number of authorized shares of common stock. There was no accounting impact as a result of this exchange.

Public Offering of Common Stock

On November 19, 2018, the Company entered into Subscription Agreements with certain investors relating to a public offering of 504,900 shares of common stock directly to investors, for an offering price of $3.00 per share. The Company utilized the proceeds of $1,514,700 from the offering, for operating expenses, inventory costs, and offering costs, among other general corporate purposes. The November 2018 Offering was made pursuant to the Company’s registration statement on Form S-3.

On March 25, 2019, the Company entered into Subscription Agreements with certain investors relating to a public offering of 800,000 shares of common stock directly to investors, for an offering price of $4.25 per share. The gross proceeds of $3,400,000 were offset by approximately $255,000 in various legal and transaction fees. The March 25, 2019 offering was made pursuant to the Company’s registration statement on Form S-3.

On October 3, 2019, the Company entered into Securities Purchase Agreements with certain institutional investors pursuant to which the Company agreed to issue in a registered direct offering an aggregate of 1,044,444 shares of the Company’s common stock, no par value per share, at a purchase price per share of $2.25 for aggregate gross proceeds of approximately $2,349,999, and in a concurrent private placement, agreed to issue to the investors warrants (“Warrants”) to purchase up to 1,044,444 shares of common stock at an exercise price per share of $2.83 per share (collectively, the “Offerings”). The gross proceeds of $2,349,999 were offset by approximately $191,000 in various legal and transaction fees. The Company allocated the gross proceeds on a relative fair value basis to shares and warrants. The warrants were valued using a Black Scholes model with the following inputs:

2019
Annual dividend yield	-
Expected life (years)	5.5
Risk-free interest rate	1.34%
Expected volatility	41.5%

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

The Warrants will be exercisable six months after the date of issuance, will expire five and one-half years from the date of issuance, and are subject to customary adjustments. The Warrants and the shares of common stock issuable upon exercise of the Warrants have not been registered with the Securities and Exchange Commission (the “Commission”).

The Company intends to use the net proceeds from the Offerings for general corporate purposes, including to cover the Company’s operating expenses and inventory. The Company offered the shares in the registered direct offering pursuant to the Company’s registration statement on Form S-3.

On November 22, 2019, the Company entered into Subscription Agreements with certain investors relating to a public offering of 5,000,000 shares of common stock directly to investors, for an offering price of $1.80 per share. The gross proceeds of $9,000,000 were offset by approximately $971,000 in various legal and transaction fees plus approximately $142,000 in commissions for carve out investors. The November 22, 2019 offering was made pursuant to the Company’s registration statement on Form S-1.

Private Offering of Common Stock

During January and February 2019, the Company entered into Subscription Agreements with four independent investors, pursuant to which the Company issued to the investors at total of 288,333 shares of its common stock, no par value per share, at a purchase price of $3.00 per share, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Private Offering of Common Stock, Warrant and Note

On December 27, 2018, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with FOD Capital, LLC, a Florida limited liability company (the “Investor”), pursuant to which the Company issued to the Investor (i) 500,000 shares of its common stock, no par value per share, at a purchase price of $3.00 per share (the “Shares”), (ii) a warrant to purchase up to 942,857 shares of common stock at $3.50 per share (the “Warrant”), and (iii) a senior secured note in the principal amount of $3,000,000 (the “Note”). The Shares, Warrant and Note were purchased together by the Investor for an aggregate amount of $4.5 million but were issued separately (collectively, the “Transaction”).

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

The Note is secured by a perfected first secured lien on all of the Company’s assets except for equipment assets securing existing or future leases. Interest will accrue at 10% per annum and will be paid at maturity or payoff of the note, with a minimum of one year of interest paid at such time. The original maturity date of the Note was December 27, 2019 and on this date was extended for an additional six months upon payment of $300,000 to the Investor by the Company. In connection with the Note, the Company entered into a Security Agreement, an Intellectual Property Security Agreement and a Collateral Assignment of Lease Agreement, each dated as of December 27, 2018 (collectively, the “Collateral Documents”). The short-term note was recorded with a discount of $322,942 which was amortized as interest expense over the Note’s original twelve-month term. The discount was recognized in its entirety in 2019. The discount was based on the allocation of costs and warrants associated with the Transaction. The $300,000 extension fee was recorded as a discount to the note and will be amortized over the six-month extension period.

On September 12, 2019, the Company entered into an Amended and Restated Subscription Agreement (the “Restated Subscription Agreement”) with the Investor, which amended and restated the Subscription Agreement.

Pursuant to the Restated Subscription Agreement and in addition to the issuances under the Subscription Agreement, the Company issued to the Investor a convertible note in the principal amount of $500,000 (the “Convertible Note”) for an additional purchase price of $500,000. The Convertible Note matures on September 12, 2020, provided, that the Convertible Note may convert into the Company’s common stock at any time at the option of the Investor at a rate of $4.25 per share. In connection with the Restated Subscription Agreement, the Company also granted the Investor franchise rights for the Florida Keys, subject to certain modifications to the terms of the Company’s standard franchise agreement including, but not limited to, a right of first refusal for any Company rental franchise in the South Beach Region of Miami Beach, Florida.

The Convertible Note is secured by a perfected first secured lien on all of our assets except those in capital leases described above. In connection with the Subscription Agreement, the Company entered into the Collateral Documents, each of which apply to the Convertible Note pursuant to the Restated Subscription Agreement.

The Convertible Note is included in the New Convertible Notes discussed in Note 6.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company uses the following inputs when valuing stock-based awards. The expected life of employee stock options was estimated using the “simplified method,” as the Company has insufficient historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected life of awards that vest immediately use the contractual maturity since they are vested when issued. For stock price volatility, the Company uses public company comparables as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option at the grant-date.

Stock-based compensation, including stock-options, warrants and stock issued for compensation is included in the statement of operations as follows:

	Year ended December 31,
	2019	2018
Research and development	$176,484	$106,066
Sales and marketing	85,042	237,107
General and administrative	337,801	152,432
Cost of goods sold	35,992	-
Total	$635,319	$495,605

2018 Omnibus Stock Incentive Plan

The 2018 Plan authorizing 1,000,000 shares was approved by the Board of Directors and then the Company’s shareholders at the Company’s 2018 annual meeting of shareholders held on June 9, 2018. At the 2019 Annual Meeting, the shareholders approved an additional 1,000,000 shares of common stock to be issued under the 2018 Plan. The 2018 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or NQSOs and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. For the period ended December 31, 2019, the Company has a remaining reserve of 1,939,048 shares of common stock under the 2018 Plan. Awards that are forfeited generally become available for grant under the 2018 Plan.

Through December 31, 2019, 2,142,552 options, warrants or shares have been issued under the 2018 Plan, and 261,412 of those grants were forfeited, leaving 1,820,188 grants outstanding. Of this amount, 198,261 employee options were vested and 60,952 shares were issued in payment of vendor invoices as of December 31, 2019.

See below for the range of variables used in assessing the fair value at the grant date for the options issued during the year ended December 31, 2019 under the 2018 Plan:

2019
Annual dividend yield	-
Expected life (years)	6.0
Risk-free interest rate	1.81% - 2.36%
Expected volatility	40.3% - 40.9%

Employee stock-based compensation expense included in operating expenses for the years ended December 31, 2019 and 2018 was $461,513 and $106,404, respectively.

For options issued to a non-employee contractor for the year ended December 31, 2019, vesting was completed on the date of issue. The fair value of these non-employee awards was $36,782 for the year ended December 31, 2019.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

Total compensation cost related to non-vested awards not yet recognized as of December 31, 2019 is approximately $1,648,000 and will be recognized on a straight-line basis through December 2023 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2017	36,000	$3.20	9.92
Granted	672,000	4.27	8.88
Exercised	(55,000)	3.55	-
Forfeited or expired	(82,500)	4.33	9.68
Options outstanding at December 31, 2018	570,500	$4.26	9.63
Granted	1,434,552	2.69	9.70
Exercised	(5,952)	3.36	-
Forfeited or expired	(178,912)	4.41	8.93
Options outstanding at December 31, 2019	1,820,188	$3.01	9.47
Options exercisable at December 31, 2018	12,500	3.25	8.95
Options exercisable at December 31, 2019	198,261	4.26	8.63

2015 Stock Incentive Plan

The 2015 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of options that are incentive stock options or NQSOs and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. One million shares of common stock were authorized for issuance under the 2015 Plan. Awards that are forfeited generally become available for grant under the 2015 Plan. As of December 31, 2019, 814,719 shares of common stock were reserved for issuance pursuant to stock options that are outstanding and 88 shares remain available for issuance pursuant to future awards that might be made under the 2015 Plan.

During the year ended December 31, 2019, 145,600 options were granted under the 2015 Plan with a grant date fair value of $287,191. See below for the range of variables used in assessing the fair value at the grant date for the options issued during the year ended December 31, 2019:

April 5, 2019
Annual dividend yield	-
Expected life (years)	6.0
Risk-free interest rate	2.36%
Expected volatility	40.9%

Employee stock-based compensation under the 2015 Plan for the years ended December 31, 2019 and 2018 was $173,806 and $185,673, respectively.

For the NQSOs issued for the year ended December 31, 2019, vesting was completed on the date of issue. The fair value of these non-employee awards was $13,440 for the year ended December 31, 2019.

Total compensation cost related to non-vested awards not yet recognized as of December 31, 2019 is approximately $251,000 and will be recognized on a straight-line basis through the end of the vesting periods ending in April 2022. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

A summary of activity under the 2015 Plan for the years ended December 31, 2019 and 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2017	984,200	$2.71	8.97
Granted	-	-	-
Exercised	(54,256)	2.25	7.37
Forfeited or expired	(114,721)	2.66	8.23
Options outstanding at December 31, 2018	815,223	$2.53	7.72
Granted	145,600	4.49	9.01
Exercised	(127,025)	2.17	6.37
Forfeited or expired	(19,167)	3.10	7.92
Options outstanding at December 31, 2019	814,631	$2.89	8.07
Options exercisable at December 31, 2018	538,138	2.40	7.69
Options exercisable at December 31, 2019	588,113	2.50	6.93

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

2012 Employee Stock Benefit Plan

A summary of activity under the 2012 Plan for the years ended December 31, 2019 and 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2017	984,004	$0.62	6.41
Granted	-	-	-
Exercised	(80,000)	0.50	4.00
Forfeited or expired	-	-	-
Warrants outstanding at December 31, 2018	904,004	$0.64	5.75
Granted	995	3.36	-
Exercised	(246,683)	0.81	3.23
Forfeited or expired	-	-	-
Warrants outstanding at December 31, 2019	658,316	$0.57	6.45

All outstanding warrants as of December 31, 2019 and 2018 were available for exercise.

The 2012 Plan provides the Company the ability to grant to directors, employees, consultants, advisors or independent contractors shares of common stock of the Company through the grant of warrants and/or the grant of common stock. The Company originally reserved 1,000,000 shares of common stock for issuance under the 2012 Plan. Awards that are forfeited generally become available for grant under the 2012 Plan. As of December 31, 2019, 658,317 shares of common stock were reserved for issuance pursuant to warrants that are issued and outstanding under the 2012 Plan and 1 share remains available for issuance pursuant to future awards that might be made under the 2012 Plan. Warrants expire 10 to 15 years from the grant date and were vested when issued.

The Company recorded $3,343 in stock compensation expense on common shares issued during the year ended December 31, 2019 from the 2012 Plan.

Warrants

The following warrants were issued outside of the 2012 Plan.

Warrants issued to vendors to purchase common stock	Exercise Price	Vested as of December 31, 2019	Issued
Investor warrants	$2.83	1,044,444	1,044,444
Regulation A Underwriter warrants	$7.475	122,238	122,238
Investor warrants	$3.50	942,857	942,857
Total		2,109,539	2,109,539

As described in Note 7, the Company granted 942,857 warrants with a strike price of $3.50 on December 27, 2018 and 1,044,444 warrants with a strike price of $2.83 on October 3, 2019.

NOTE 9: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $10,100 per vehicle for Retail Series production vehicles and $42,000 per vehicle for Signature Series vehicles for purposes of securing a vehicle production slot. As of December 31, 2019 and 2018, the Company’s balance of deposits received was approximately $794,000 and $455,000, respectively. As of December 31, 2019 and 2018, $374,524 and $370,624, respectively, of these deposits were refundable upon demand. Deposits are included in current liabilities in the accompanying balance sheets. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable, and any additional deposit required must be paid prior to the start of the manufacturing process. Customer deposits from related parties total $11,200 and $1,700 as of December 31, 2019 and 2018, respectively.

NOTE 10: CONCENTRATIONS AND CREDIT RISKS

Revenues and Accounts Receivable

For the years ended December 31, 2019 and 2018, the Company had one and two significant customers, respectively, that accounted for more than 10% of the Company’s total revenues. As of December 31, 2019, one customer made up 53% of our accounts receivable. The Company does not believe the loss of these customers would have a material impact on the Company’s business or operations.

Accounts Payable

As of December 31, 2019 and 2018, the Company had one and two of its vendors accounting for more than 10% each of the Company’s accounts payables balances, respectively. Management believes the loss of these vendors would not have an adverse impact on the Company’s operations.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

Purchases/Inventory

As of December 31, 2019 and 2018, the Company had two significant vendors that accounted for more than 10% of the Company’s inventory balances. As of December 31, 2019, these vendors accounted for 17% and 23% of inventory balances. As of December 31, 2018, these vendors accounted for 14% and 19% of inventory balances. The loss of these vendors would not have a significant impact on the Company’s operations.

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

On October 3, 2018, the Company entered into a lease on approximately 4,491 square feet of retail space in San Diego, California. The lease began on November 1, 2018 and will terminate on October 31, 2023. Initial base rent is $8,982 per month increasing by 3% on each annual anniversary of the signing. In addition to the base rent there is a management fee of 5% of the base rent per month and an additional monthly fee of $377.09, subject to change, for the lessor’s property taxes and insurance. A portion of the space will be used for Arcimoto’s California dealer showroom. On October 18, 2018, we sublet 65% of the premises to Hula Holdings, Inc. (“Hula”) which expects to use it as a rental center for FUVs, among other general retail, dispatching, parking and charging services for electric vehicles. Hula has agreed to pay the landlord 65% of the annual base rent and associated costs under the lease, however, to date, Hula has not made the required payments.

On April 18, 2019, the Company entered into a lease on approximately 2,000 square feet of shared warehouse space in Eugene, Oregon. The month to month lease began on April 19, 2019 and will terminate on 72 hours written notice to the landlord. Initial rent is $780 per month. On July 1, 2019, the Company amended the lease to increase the space to 3,000 square feet of shared warehouse space. The rent increased to $1,270 per month plus $100 per month for electrical utilities. The Company terminated this lease on March 31, 2020.

On December 6, 2019, the Company entered into a lease for a property approximately six blocks east of the AMP that contains two buildings. The initial term of the lease is 25 months which began on December 6, 2019. There is an option for a three-year extension. The main building is 6,508 square feet of office and warehouse and the auxiliary building is 4,318 square feet of warehouse space. The office space is being used by marketing and sales. The warehouse is being used for R&D and battery module manufacturing. On March 3, 2020, we amended the lease to include the adjacent building which has 10,752 square feet of office and warehouse space on the ground floor plus second floor office and storage space. This location will be used for further expansion. Effective April 1, 2020 the rent is $11,750 per month and subject to a 3% increase per year.

See the following table for future minimum rent payments by year.

Years ending December 31:

2020	$460,349
2021	355,125
2022	188,261
2023	155,502
2024	-
Total	$1,159,237

Rent expense is recognized on a straight-line basis. Total rent expense for the years ended December 31, 2019 and 2018 was $293,585 and $199,769, of these amounts none was to related parties.

Litigation

On March 11, 2018, the Company was served with a lawsuit entitled John R Switzer vs W.R. Hambrecht & Co. LLC et al., Case Number: CGC-18-564904, filed in San Francisco County Superior Court in the State of California. In this action, the Company was named as a defendant along with five individuals who were directors and/or executive officers at the time of the completion of the Company’s Regulation A offering on September 21, 2017. The action was styled as a putative class action, alleged on behalf of all those who purchased the Company’s common stock in its Regulation A offering. The plaintiff alleged violations of Section 12(a)(2) and Section 15 of the Securities Act, and is seeking damages in an unspecified amount to be proven at trial. In addition, on March 28, 2018, the Company was served with another lawsuit entitled Jay Mendelson v. Arcimoto, Inc. et al., Case Number CGC-18-565324, filed in San Francisco County Superior Court in the State of California. In that action, which was styled as a putative class action, the Company was also named as a defendant along with the same individuals who were directors and/or executive officers at the time of the completion of our Regulation A offering on September 21, 2017. The allegations and claims made in the Mendelson action were substantially similar to those of the Switzer action and the plaintiff was also seeking damages in an unspecified amount to be proven at trial. The two actions were consolidated into a single lawsuit on May 28, 2018. The Company believes that the consolidated lawsuit was without merit and vigorously defended itself against these claims in court. On July 30, 2018, counsel for the Company filed a demurrer to the consolidated complaint, seeking its dismissal. By Order dated September 19, 2018, the San Francisco Court sustained in part and denied in part the demurrer. On September 28, 2018, plaintiffs in that case filed a First Amended Consolidated Complaint. The Company denied the substantive claims and allegations made in that amended pleading and continued to assert a vigorous defense. On January 25, 2019, the parties reached a settlement agreement in the consolidated cases, subject to court approval. The parties to the lawsuit have filed a motion with the court seeking approval of the settlement agreement, which motion is scheduled for final approval on May 18, 2020. By its terms, the settlement agreement resolves this litigation in its entirety.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

On March 6, 2020, the Company filed a complaint (“the Complaint”) against Ayro, Inc. (“Ayro”), accusing Ayro of patent infringement in Federal District Court in the Western District of Texas, Waco Division (Case No. 6:20-cv-00176-ADA) (“the Ayro Litigation”). In the Complaint, Arcimoto accuses at least Ayro’s 311 two-seater electric vehicles of infringing U.S. Patent 8,985,255 (the “255 Patent”). The Complaint asks for monetary damages and enhanced damages due to willful infringement of the ’255 Patent by Ayro. On March 27, 2020 Ayro Answered the Complaint denying liability and asserting counterclaims of noninfringement and patent invalidity. The Court in the Ayro Litigation has set a telephonic Scheduling Conference for April 29, 2020.

NOTE 12: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are summarized below:

	For the Year Ended December 31,
	2019	2018
Deferred tax assets:
Share-based compensation expense	$400,394	$225,022
Net operating loss carry forward	9,197,186	5,260,576
Federal research and development credit	425,714	366,085
Oregon research and development credit	199,272	176,338
Deferred tax liabilities:
Property and equipment	(209,930)	(114,003)
Total deferred tax asset	10,012,636	5,914,018
Valuation Allowance	(10,012,636)	(5,914,018)
Net deferred tax asset	$-	$-

In assessing the potential realization of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2019 and 2018, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates. The valuation allowance for deferred tax assets increased $4,098,618 and $3,027,106 during the years ended December 31, 2019 and 2018, respectively.

No federal tax provision has been provided for the years ended December 31, 2019 and 2018 due to the losses incurred during such periods. The Company’s effective tax rate is different from the federal statutory rate due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

	For the Year Ended December 31,
	2019	2018
Statutory U.S. Federal tax rate	21.0%	21.0%
State and local income taxes - net of Federal benefit	6.6%	6.6%
Nondeductible expenses and other	-%	0.9%
Valuation Allowance	(27.6)%	(28.5)%
Effective rate tax	0.0%	0.0%

As of December 31, 2019, the Company had net operating loss carry forwards of approximately $33,323,000. Approximately $8,241,000 of the net operating loss carryforwards will expire by 2037. The remainder of the net operating loss carryforwards generated in 2018 and later have indefinite carryforward periods. The Federal R&D tax credits will expire at various dates from 2033 through 2040, and the Oregon R&D tax credits will expire at various dates from 2020 through 2023.

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

The Company has identified the United States Federal and Oregon State tax returns as its “major” tax jurisdiction. The United States Federal and Oregon State return years 2016 through 2018 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

NOTE 13: SUBSEQUENT EVENTS

See Note 11 related to lease agreements and complaints and litigation.

Exhibit Index

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1(a)	Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(a)	March 29, 2019
3.1(b)	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(b)	March 29, 2019
3.2	Second Amended and Restated Bylaws of Arcimoto, Inc.	1-A	024-10710	2.2	August 8, 2017
4.1	Form of Warrant to Purchase Shares of Common Stock	8-K	001-38213	4.1	October 4, 2019
4.2	Description of Registrant’s Securities				Filed herewith
10.1	Industrial Lease dated September 3, 2017 by and between Arcimoto, Inc. and 2034 LLC	8-K	024-10710	10.1	October 4, 2017
10.2	Arcimoto, Inc. Second Amended and Restated Stock Incentive Plan #	1-A	024-10710	2.2	August 8, 2017
10.3	Arcimoto, Inc. Amended and Restated 2015 Stock Incentive Plan #	1-A	024-10710	2.2	August 8, 2017
10.4	Arcimoto 2018 Omnibus Stock Incentive Plan	8-K	001-38213	10.4	June 13, 2018
10.5	Form of Notice of Stock Option Grant and Award Agreement	8-K	001-38213	10.5	June 13, 2018
10.6	Form of Restricted Stock Award Agreement	8-K	001-38213	10.6	June 13, 2018
10.7	Industrial Lease dated October 18, 2018 by and between Arcimoto, Inc. and TEJ Enterprises	10-K	001-38213	10.7	March 29, 2019
10.8	Amendment to Industrial Lease dated October 18, 2018 by and between Arcimoto, Inc. and TEJ Enterprises	10-K	001-38213	10.8	March 29, 2019
10.9	Exchange Agreement by and between Arcimoto, Inc. and Mark Frohnmayer	8-K	001-38213	10.7	November 21, 2018
10.10	Form of Subscription Agreement for securities offered in registered offering	8-K	001-38213	10.8	November 21, 2018
10.11	Subscription Agreement with FOD Capital, LLC for shares and warrants and a senior secured note	8-K	001-38213	4.1	December 28, 2018
10.12	Warrant to purchase common stock issued to FOD Capital, LLC	8-K	001-38213	4.2	December 28, 2018
10.13	Senior Secured Note issued in favor of FOD Capital, LLC	8-K	001-38213	10.1	December 28, 2018
10.14	Security Agreement dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.2	December 28, 2018
10.15	Intellectual Property Security Agreement dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.3	December 28, 2018
10.16	Collateral Assignment of Lease dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.4	December 28, 2018
10.17	Securities Purchase Agreement, dated March 24, 2019	8-K	001-38213	10.1	March 25, 2019
10.18	Convertible Promissory Note, dated as of September 12, 2019, by the Company in favor of FOD Capital, LLC	8-K	001-38213	10.1	September 18, 2019
10.19	Form of Securities Purchase Agreement, dated as of October 3, 2019, by and between the Company and prospective purchasers	8-K	001-38213	10.1	October 4, 2019
10.20	Agreement, dated as of February 4, 2020, by and among Arcimoto, Inc., Brickell Financial Services-Motor Club, Inc. (d/b/a Road America Motor Club) and Road America Motor Club, Inc	8-K	001-38213	10.1	February 6, 2020
23.1	Consent of dbbmckennon, Independent Registered Public Accounting Firm				Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
101.INS	XBRL Instance Document.	-	-	-	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: April 14, 2020	By:	/s/ Mark Frohnmayer
Mark Frohnmayer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark Frohnmayer	President, Chief Executive Officer and Chairman of the Board of Directors	April 14, 2020
Mark Frohnmayer	(principal executive officer)

/s/ Douglas M. Campoli	Chief Financial Officer	April 14, 2020
Douglas M. Campoli	(principal financial and accounting officer)

/s/ Terry Becker	Chief Operating Officer and Director	April 14, 2020
Terry Becker

/s/ Thomas Thurston	Director	April 14, 2020
Thomas Thurston

/s/ Joshua S. Scherer	Director	April 14, 2020
Joshua S. Scherer

/s/ Jesse G. Eisler	Director	April 14, 2020
Jesse G. Eisler