Form 10-Q
period 2020-03-31
Arcimoto Inc
filed 2020-06-11
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

As of June 10, 2020, there were approximately 24,485,391 shares of the registrant’s common stock issued and outstanding.

Arcimoto, Inc.

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ARCIMOTO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,889,717	$5,832,489
Accounts receivable, net	16,225	244,450
Inventory	5,195,539	3,734,488
Prepaid inventory	1,124,190	1,194,695
Other current assets	617,537	665,079
Total current assets	8,843,208	11,671,201

Property and equipment, net	4,723,986	4,732,544
Security deposits	89,088	41,988

Total assets	$13,656,282	$16,445,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,026,198	$339,835
Accrued liabilities	765,658	816,013
Customer deposits	648,424	793,524
Current portion of capital lease obligations	454,711	433,967
Convertible notes payable, related parties	1,150,907	1,150,907
Convertible notes payable, net of discount	841,305	837,557
Notes payable, net of discount	3,014,591	3,032,438
Current portion of warranty reserve	84,344	90,000
Current portion of deferred revenue	19,500	31,174
Total current liabilities	8,005,638	7,525,415

Warranty reserve	71,530	45,000
Long-term capital lease obligations, net of current portion	1,120,596	1,179,700
Long-term deferred revenue	85,500	85,500
Total long-term liabilities	1,277,626	1,310,200

Total liabilities	9,283,264	8,835,615

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series A-1 preferred stock, no par value, 1,500,000 authorized; none issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	-	-
Class C Preferred Stock, no par value, 2,000,000 authorized; none issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	-	-
Preferred Stock, no par value, 1,500,000 authorized; none issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, no par value, 60,000,000 authorized, 24,469,138 and 24,436,389 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	43,626,238	43,573,529
Additional paid-in capital	2,649,716	2,344,751
Accumulated deficit	(41,902,936)	(38,308,162)
Total stockholders’ equity	4,373,018	7,610,118

Total liabilities and stockholders’ equity	$13,656,282	$16,445,733

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Product sales	$598,035	$-
Other revenue	18,760	2,645
Total revenues	616,795	2,645
Cost of goods sold	1,689,518	1,467
Gross profit (loss)	(1,072,723)	1,178

Operating expenses
Research and development	448,974	1,060,016
Sales and marketing	336,898	245,382
General and administrative	1,496,845	1,571,308
Total operating expenses	2,282,717	2,876,706

Loss from operations	(3,355,440)	(2,875,528)

Other expense (income)
Interest expense	246,834	193,273
Other income, net	(7,500)	(408)

Net loss	$(3,594,774)	$(3,068,393)

Weighted-average common shares outstanding - basic and diluted	24,480,445	15,423,999
Net loss per common share - basic and diluted	$(0.15)	$(0.20)

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance at December 31, 2018	-	$-	2,000,000	$-	15,032,341	$30,102,738	$930,869	$(22,966,473)	$8,067,134

Issuance of common stock for cash	-	-	-	-	1,088,333	4,264,999	-	-	4,264,999
Exercise of stock options	-	-	-	-	1,613	5,000	-	-	5,000
Offering costs	-	-	-	-	-	(255,202)	-	-	(255,202)
Stock options exercised - cashless	-	-	-	-	53,513	-	-	-	-
Warrants exercised – cashless	-	-	-	-	164,578	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	96,450	-	96,450
Net loss	-	-	-	-	-	-	-	(3,068,393)	(3,068,393)
Balance at March 31, 2019	-	$-	2,000,000	$-	16,340,378	$34,117,535	$1,027,319	$(26,034,866)	$9,109,988

Balance at December 31, 2019	-	$-	-	$-	24,436,389	$43,573,529	$2,344,751	$(38,308,162)	$7,610,118

Issuance of common stock for accounts payable	-	-	-	-	32,749	56,328	-	-	56,328
Offering costs	-	-	-	-	-	(3,619)	-	-	(3,619)
Stock-based compensation	-	-	-	-	-	-	304,965	-	304,965
Net loss	-	-	-	-	-	-	-	(3,594,774)	(3,594,774)
Balance at March 31, 2020	-	$-	-	$-	24,469,138	$43,626,238	$2,649,716	(41,902,936)	$4,373,018

ARCIMOTO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(3,594,774)	$(3,068,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207,551	171,387
Amortization of debt discount	153,748	80,731
Stock-based compensation	304,965	96,450
Changes in operating assets and liabilities:
Accounts receivable	228,225	(4,167)
Inventory	(1,461,051)	(861,717)
Prepaid inventory	70,505	-
Other current assets	47,542	(492,056)
Accounts payable	742,691	(320,236)
Accrued liabilities	(50,355)	15,992
Customer deposits	(145,100)	422,200
Warranty reserve	20,874	-
Deferred revenue	(11,674)	-
Net cash used in operating activities	(3,486,853)	(3,959,809)

INVESTING ACTIVITIES
Purchases of property and equipment	(129,253)	(23,828)
Proceeds from sale of property and equipment	-	41,680
Security deposits	(47,100)	-
Net cash (used in) provided by investing activities	(176,353)	17,852

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	4,264,999
Proceeds from the exercise of stock options	-	5,000
Payment of offering costs	(3,619)	(255,202)
Payment of capital lease obligations	(108,100)	(92,665)
Repayment of notes payable	(167,847)	-
Net cash (used in) provided by financing activities	(279,566)	3,922,132

Net cash decrease for period	(3,942,772)	(19,825)
Cash at beginning of period	5,832,489	4,903,019
Cash at end of period	$1,889,717	$4,883,194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$42,015	$36,984
Cash paid during the period for income taxes	$-	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Portion of equipment acquired through capital leases	$69,740	$88,850
Stock issued for payment of accounts payable	$56,328	$-
Equipment purchases in accounts payable	$-	$4,200

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: NATURE OF OPERATIONS

Arcimoto, Inc. (the “Company”) was originally formed on November 21, 2007 as WTP Incorporated, an Oregon Corporation, and later changed its name to Arcimoto, Inc. The Company was founded in order to build products that catalyze the shift to a sustainable transportation system. The first step in this shift has been developing an affordable, daily utility, pure electric vehicle. Over the past 11 years, the Company has developed a revolutionary new vehicle platform designed around the needs of everyday drivers. Its main product is the Fun Utility Vehicle® (“FUV”), the first real, affordable, and fossil-free alternative for the vast majority of daily trips. Compared to the average car, the FUV has dropped 2/3 of the weight and 2/3 of the footprint, in order to bring the joy of ultra-efficient, pure electric driving to the masses.

Risks and Uncertainties

The Company currently has limited production and distribution capabilities. Facilities to manufacture vehicles at limited scale are substantially complete. We started retail production at one FUV per build day and ramped to two per build day in the first quarter of 2020, prior to the COVID-19 production shutdown. Arcimoto also does not have a history of higher-scale production and may encounter delays, flaws, inability to raise sufficient capital, or inefficiencies in the manufacturing process, which may prevent or delay achieving higher-scale production within the anticipated timeline.

Part of the Company’s strategy is to use vehicle rentals to generate a positive cash flow from customer test drive activities. As with any strategy, there is the risk that the rental business will not be successful.

As of March 31, 2020, the Company has $5,195,539 in inventory and another $1,124,190 in prepaid inventory not received yet. Certain inventory components are included in prepaid inventory that have long lead times requiring payment in advance.

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

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate it have had, and are expected to continue to have, an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, to date, the Company announced on March 19, 2020, that it was temporarily suspending all production of the Fun Utility Vehicle at its U.S. factory located in Eugene, Oregon in response to the rapidly evolving COVID-19 pandemic. The date to restart production will evolve with the COVID-19 pandemic. The Company will maintain a work-from-home staff to push forward critical operations, including compliance and reporting, research and development, customer service, and deployment of the Company’s recently-launched Rapid Responder and Deliverator pilot vehicles to key potential fleet operators. As part of this suspension of production, the Company furloughed approximately 67% of its workforce with the remaining individuals continuing to work full or part time, which will result in meaningful cost reductions during the period of shutdown. We expect to retain the furloughed workers after production has resumed. As a result of the shut-down, the first quarter 2020 revenue activities were negatively impacted, and the second quarter 2020 may be negatively impacted based on the length and severity of the pandemic. With some suppliers not currently producing, once the temporary suspension of production is over, we anticipate minimal shortages depending on when suppliers restart production and how fast the Company can ramp up production. This makes it reasonably possible that we are vulnerable to the risk of a near-term severe impact.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including the timing and need to raise additional working and operating capital, and the Company’s ability to repay debt coming due in June, August, and September 2020. We have applied for Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loans (“EIDL”) through the Small Business Administration (“SBA”) that were made available under the CARES Act passed by Congress in response to the COVID-19 pandemic at the end of March 2020. See Note 12, Subsequent Events, for an update on the receipt of the PPP Loan.

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

Although the Company’s objective is to increase its revenues from the sales of its products sufficient to generate positive operating and cash flow levels, there can be no assurance that the Company will be successful in this regard. The Company will need to raise additional capital in order to fund its operations, which it intends to obtain through debt and/or equity offerings. Funds on hand and any follow-on capital, will be used to invest in our business to expand sales and marketing efforts, including Company-owned and franchise-rental operations and the system to support them, enhance our current product lines by continuing research and development (“R&D”) to enhance and reduce the cost of the FUV and to bring future variants to retail production, continue to build out and optimize our production facility, debt repayment, and fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2020, and the results of its operations for the three months ended March 31, 2020 and 2019 and its cash flows for the three months ended March 31, 2020 and 2019. Results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2020.

Basis of Presentation

The accounting and reporting policies of the Company conform with GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to the warranty reserve, the net realizable value of inventory, and reserves on inventory.

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments. As of March 31, 2020 and December 31, 2019, the Company did not have any level 2 or level 3 instruments.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”)) or market value. Inventories consist of purchased electric motors, electrical storage and transmission equipment, and component parts.

	March 31,	December 31,
	2020	2019
Raw materials and component parts	$4,968,045	$3,650,466
Work-in-progress	-	25,340
Finished goods	227,494	58,682
Total	$5,195,539	$3,734,488

The Company is required to remit prepayments for purchases of its inventories acquired from overseas vendors. The Company has suffered losses as a result of vendor breaches.

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

Distributor and Franchise fee revenue is recognized over the term of the agreements which is generally 10 years for franchises and four years for distributors. We have determined that any services provided to our franchise partners are not distinct from the franchise rights granted in the franchise agreement and they are combined into a single performance obligation.

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

At March 31, 2020 and 2019, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31, 2020	March 31, 2019
Class C preferred stock	-	2,000,000
Options and other instruments under the 2012, 2015 and 2018 Plans to purchase common stock	431,746	847,378
Underwriters and investors warrants issued outside of an EEP	-	103,162
Total	431,746	2,950,540

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than 12 months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. In November 2019, the FASB delayed the effective date for Topic 842 to fiscal years beginning after December 15, 2020 for private companies and emerging growth companies, and interim periods within those years, with early adoption permitted. In June 2020, the FASB issued ASU No 2020-05 that further delayed the effective date of Topic 842 to fiscal years beginning after December 15, 2021. We will adopt this new standard on January 1, 2022. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date, as opposed to the earliest period presented under the modified retrospective transition approach and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

Adoption of Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted the new standard on January 1, 2020. The adoption did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. ASU 2018-13 removes certain disclosures, modifies others and introduces additional disclosure requirements for entities. The amendments in ASU 2018-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted the new standard on January 1, 2020. The adoption did not have a material impact on the Company’s financial statements.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: Concentrations

Payables

As of March 31, 2020, and December 31, 2019, the Company had one significant vendor that accounted for more than 10% of the Company’s payables balances. As of March 31, 2020, this vendor accounted for 13% of payable balances. The loss of this vendor would not have a significant impact on the Company’s operations.

Purchases/Inventory

As of March 31, 2020, and December 31, 2019, the Company had two significant vendors that accounted for more than 10% of the Company’s inventory balances. As of March 31, 2020 these vendors accounted for 19% and 32% of inventory balances. As of December 31, 2019, these vendors accounted for 17% and 23% of inventory balances. The loss of these vendors would not have a significant impact on the Company’s operations.

NOTE 5: PROPERTY AND EQUIPMENT

As of March 31, 2020 and December 31, 2019, our property and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Computer equipment and software	$77,583	$77,583
Furniture and fixtures	46,839	46,839
Machinery and equipment	4,955,167	4,699,383
Leasehold improvements	774,046	774,046
Fixed assets in process	208,208	264,999
	6,061,843	5,862,850
Less: accumulated depreciation	(1,337,857)	(1,130,306)
Total	$4,723,986	$4,732,544

Fixed assets in process is comprised primarily of leasehold improvements, tooling and equipment related to the manufacturing of our vehicles. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use.

Depreciation expense was approximately $207,500 and $171,000 during the three months ended March 31, 2020 and 2019, respectively.

NOTE 6: CAPITAL LEASE OBLIGATIONS

As of March 31, 2020, the Company has financed a total of approximately $2,321,000 of its capital equipment purchases with monthly payments ranging from $362 to $8,582, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 4.52% to 9.90%. Total monthly capital lease payments as of March 31, 2020 are $47,267. These lease obligations mature ranging from December 2021 through December 2024 and are secured by approximately $2,903,000 in underlying assets which have approximately $516,000 in accumulated depreciation as of March 31, 2020. The balance of capital lease obligations was approximately $1,575,000 and $1,614,000 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 7: NOTES PAYABLE

On December 27, 2018, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with FOD Capital, LLC, a Florida limited liability company (the “Investor”), pursuant to which the Company issued to the Investor (i) 500,000 shares of its common stock, no par value per share at a purchase price of $3.00 per share (the “Shares”), (ii) a warrant to purchase up to 942,857 shares of common stock at $3.50 per share (the “Warrant”), and (iii) a senior secured note in the principal amount of $3,000,000 (the “Note”). See Note 8 for additional details. On September 12, 2019, the Company issued an additional $500,000 note (“additional Note”) to the Investor, net of $15,000 discount. The additional Note principal plus accrued interest is convertible into the Company’s common stock at a conversion price per share of $4.25. The unamortized discount as of March 31, 2020 was $6,760. Accrued interest expense excluding the discount amortization for the three-month period ended March 31, 2020 was $12,953. The discount amortized for the three-month period ended March 31, 2020 was $3,750. There was no such interest expense for the three-month period ended March 31, 2019.

During July 2019, the Company financed $182,430 in insurance payments after a $45,608 down payment at an annual interest rate of 6.25% and monthly payments of $20,802 for nine months. Interest expense for the three-month period ended March 31, 2020 was $962.

During October 2019, the Company financed $320,467 in insurance payments after a $80,117 down payment at an annual interest rate of 4.95% and monthly payments of $36,346 for nine months. Interest expense for the three-month period ended March 31, 2020 was $2,664.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Between July 11, 2019 and July 15, 2019, the Company entered into subscription agreements (each a “Subscription Agreement” and, collectively, the “Subscription Agreements”), pursuant to which the Company issued notes in original principal amount of $600,000 (U.S.) (each a “Note” and, collectively, the “Notes”). Of the $600,000 Notes issued $325,000 were to related parties. The principal amount due under each Note was due and payable on the two-month anniversary of the date of each Note (the “Maturity Date”): in (a) cash, (b) the Company’s common stock (valued at a price of $4.25 per share) or (c) in the event the Company issues convertible promissory notes to third parties before the Maturity Date, in a convertible promissory note on the same terms as purchased by such third parties; in each case at the election of the holder of the Note. Each Note also bore interest, payable at the Maturity Date, equal to $100,000 multiplied by the remainder of (i) the amount of the Note divided by (ii) $600,000. Interest was payable on each Note in: (a) the Company’s common stock (valued at $4.25 per share) or (b) in the event the Company issued convertible promissory notes to third parties before the Maturity Date, in a convertible promissory note on the same terms as purchased by the third parties; in each case at the election of the holder. On August 14, 2019, the $600,000 in principal and accrued interest of $48,972 on the Notes were exchanged into $648,972 in principal amount of convertible promissory notes (“New Notes”). The principal amount of the New Notes is due and payable on the one- year anniversary of the date of the New Notes in (a) cash or (b) the Company’s common stock at a price of $4.25 per share, at the election of the holder of the New Notes. Interest on the New Notes accrues at an annual rate of 10%, compounded monthly. Between August 14, 2019 and September 27, 2019, the Company issued additional notes with the New Notes terms in the original principal amount of $1,350,000, which includes the previously mentioned convertible note, of which $800,000 was to related parties. The Company may prepay the indebtedness at any time. The unamortized discount as of March 31, 2020 was $6,760. Accrued interest expense excluding the discount amortization for the three-month period ended March 31, 2020 was $51,978.

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

The Company has reserved a total of 3,379,335 shares of its common stock pursuant to the equity incentive plans (see Note 9). The Company has 3,305,520 and 3,293,135 stock units, options and warrants outstanding under these plans as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, the Company has reserved an additional 2,608,261 shares of its common stock for warrants and convertible notes pursuant to the Subscription Agreement discussed above.

Common Stock Issued for Compensation

During the three months ended March 31, 2020, the Company issued 32,749 common shares for services with a fair value of $56,328. The shares were valued based on the stock price at the time of the grant when the performance commitment was complete.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Exercise of Stock Options and Warrants

On March 28, 2019, 1,613 employee options were exercised at a price per share of $3.10 for total proceeds to the Company of $5,000. No employee options were exercised for cash during the three months ended March 31, 2020.

During the three months ended March 31, 2019, a total of 117,192 employee options, with exercise prices ranging from $2.0605 to $3.10 per share were exercised in cashless transactions at market prices ranging from $2.864 to $5.212 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates amounting to the issuance of a total of 53,513 shares of the Company’s common stock. No employee options were exercised in cashless transactions during the three months ended March 31, 2020.

During the three months ended March 31, 2019, a total of 200,000 employee warrants, 30,000 with an exercise price of $0.50 per share and 170,000 with an exercise price of $0.9375 per share were exercised in cashless transactions at a market price of $5.212 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates amounting to the issuance of a total of 164,578 shares of the Company’s common stock. No employee warrants were exercised during the three months ended March 31, 2020.

Private Offering of Common Stock

During January and February 2019, the Company entered into Subscription Agreements with four independent investors, pursuant to which the Company issued to the investors a total of 288,333 shares of its common stock, no par value per share, at a purchase price of $3.00 per share, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

The Warrant has a three-year term. The Company reserved 942,857 shares of common stock for issuance pursuant to the potential exercise of the Warrant and, so long as the Warrant remains outstanding, the Company will keep reserved for issuance under the Warrant that number of shares of Common Stock at least equal to the maximum number of shares of common stock as shall be necessary to satisfy the Company’s obligation to issue shares of common stock under the Warrant then outstanding (without regard to any limitations on exercise). The warrant was valued based on the Black-Scholes option pricing model using similar inputs to those described in Note 9, other than the contractual life which was based on the term of the warrant.  The relative fair value of the warrant in relation to the debt and equity component of the Transaction was $111,374.

The Note is secured by a perfected first secured lien on all of the Company’s assets except for equipment assets securing existing or future leases. Interest will accrue at 10% per annum and will be paid at maturity or payoff of the Note, with a minimum of one year of interest paid at such time. The original maturity date of the Note was December 27, 2019 and, on this date, was extended for an additional six months upon payment of $300,000 to the Investor by the Company. In connection with the Note, the Company entered into a Security Agreement, an Intellectual Property Security Agreement and a Collateral Assignment of Lease Agreement, each dated as of December 27, 2018 (collectively, the “Collateral Documents”). The short-term note was recorded with a discount of $322,942 which was amortized as interest expense over the Note’s original twelve-month term. The discount was recognized in its entirety in 2019. The discount was based on the allocation of costs and warrants associated with the Transaction. The $300,000 extension fee was recorded as a discount to the note and is being amortized over the six-month extension period. $150,000 was amortized during the three-month period ended March 31, 2020, and $150,000 is remaining to be amortized at March 31, 2020.

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

The Convertible Note is included in the New Convertible Notes discussed in Note 7.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 9: STOCK-BASED PAYMENTS

The Company grants common stock, common stock units, and common stock purchase options and warrants pursuant to the 2018 Omnibus Stock Incentive Plan (“2018 Plan”), Amended and Restated 2015 Stock Incentive Plan (“2015 Plan”) and the Second Amended and Restated 2012 Employee Stock Benefit Plan (“2012 Plan”).

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

Stock-based compensation, including stock-options, warrants and stock issued for compensation and services is included in the statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
Research and development	$53,700	$21,008
Cost of goods sold	66,224	-
Sales and marketing	21,157	13,744
General and administrative	163,884	61,698
Total	$304,965	$96,450

2018 Omnibus Stock Incentive Plan

The 2018 Plan authorizing 1,000,000 shares was approved by the Board of Directors and then the Company’s shareholders at the Company’s 2018 annual meeting of shareholders held on June 9, 2018. At the 2019 Annual Meeting, the shareholders approved an additional 1,000,000 shares of common stock to be issued under the 2018 Plan. The 2018 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or NQSOs and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of March 31, 2020, the Company had a remaining reserve of 60,437 shares of common stock under the 2018 Plan. Awards that are forfeited generally become available for grant under the 2018 Plan. On April 20, 2020, the board of directors approved an increase from 2,000,000 to 4,000,000 shares, subject to shareholder approval.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Employee stock-based compensation expense under the 2018 Plan included in operating expenses for the three months ended March 31, 2020 and 2019 was $167,905 and $69,304, respectively.

Total compensation cost related to non-vested awards issued under the 2018 Plan not yet recognized as of March 31, 2020 was approximately $1,416,697 and will be recognized on a straight-line basis through December 2022 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

On January 6, 2020, the board of directors approved a director deferred compensation plan under the 2018 Plan. The deferred compensation plan calls for stock units to be held on account for each director and issued 90 days after separation from service as a director. For the three months ended March 31, 2020, a total of 75,257 stock units with a value of $99,735, based on the closing price on the last day of the quarter, were reserved and expensed. 28,673 of the stock units were valued with a price per share of $1.61 based on the closing stock price on the last trading day of the fourth quarter of 2019, and were recorded as a $46,163 expense on January 6, 2020 because the plan was adopted by the Board of Directors retroactively to the fourth quarter 2019. 46,584 of the stock units were valued with a price per share of $1.15 based on the closing stock price on the last trading day of the first quarter of 2020, and were recorded as a $53,572 expense on March 31, 2020. See Note 12, Subsequent Events, for the exchange of these stock units for common shares.

On February 12, 2020, 32,749 shares with a total value of $56,328 were issued from the 2018 Plan at the closing price on that day of $1.72 per share in payment of services provided.

2015 Stock Incentive Plan

The 2015 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of options that are incentive stock options or NQSOs and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. One million shares of common stock were authorized for issuance under the 2015 Plan. Awards that are forfeited generally become available for grant under the 2015 Plan. As of March 31, 2020, 801,342 shares of common stock were reserved for issuance pursuant to stock options that are outstanding and 13,377 shares remain available for issuance pursuant to future awards that might be made under the 2015 Plan.

There were no grants made under the 2015 Plan during the three months ended March 31, 2020 or 2019.

Employee stock-based compensation expense included in operating expenses for the three months ended March 31, 2020 and 2019 related to the 2015 Plan was $37,325 and $27,146, respectively.

Total compensation cost related to non-vested awards not yet recognized as of March 31, 2020 was $184,838 and will be recognized on a straight-line basis through April 2022 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

2012 Employee Stock Benefit Plan

The 2012 Plan provides the Company the ability to grant to directors, employees, consultants, advisors or independent contractors shares of common stock of the Company through the grant of warrants and/or the grant of common stock. The Company originally reserved 1,000,000 shares of common stock for issuance under the 2012 Plan. Awards that are forfeited generally become available for grant under the 2012 Plan. As of March 31, 2020, 658,317 shares of common stock were reserved for issuance pursuant to warrants that are issued and outstanding under the 2012 Plan and 1 share remains available for issuance pursuant to future awards that might be made under the 2012 Plan. Warrants expire 10 to 15 years from the grant date and were vested when issued.

NOTE 10: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $10,100 per vehicle for Retail Series production vehicles and $42,000 per vehicle for Signature Series vehicles for purposes of securing a vehicle production slot. As of March 31, 2020 and December 31, 2019, the Company’s balance of deposits received was approximately $648,000 and $794,000, respectively. As of March 31, 2020 and December 31, 2019, $376,424 and $374,524, respectively, of these deposits were refundable upon demand. Deposits are included in current liabilities in the accompanying balance sheets. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable and any additional deposit required must be paid prior to the start of the manufacturing process. Customer deposits from related parties total $5,700 and $11,200 as of March 31, 2020 and December 31, 2019, respectively.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 11: COMMITMENTS AND CONTINGENCIES

Litigation

On March 11, 2018, the Company was served with a lawsuit entitled John R Switzer vs W.R. Hambrecht & Co. LLC et al., Case Number: CGC-18-564904, filed in San Francisco County Superior Court in the State of California. In this action, the Company was named as a defendant along with five individuals who were directors and/or executive officers at the time of the completion of the Company’s Regulation A offering on September 21, 2017. The action was styled as a putative class action, alleged on behalf of all those who purchased the Company’s common stock in its Regulation A offering. The plaintiff alleged violations of Section 12(a)(2) and Section 15 of the Securities Act, and is seeking damages in an unspecified amount to be proven at trial. In addition, on March 28, 2018, the Company was served with another lawsuit entitled Jay Mendelson v. Arcimoto, Inc. et al., Case Number CGC-18-565324, filed in San Francisco County Superior Court in the State of California. In that action, which was styled as a putative class action, the Company was also named as a defendant along with the same individuals who were directors and/or executive officers at the time of the completion of our Regulation A offering on September 21, 2017. The allegations and claims made in the Mendelson action were substantially similar to those of the Switzer action and the plaintiff was also seeking damages in an unspecified amount to be proven at trial. The two actions were consolidated into a single lawsuit on May 28, 2018. The Company believes that the consolidated lawsuit was without merit and vigorously defended itself against these claims in court. On July 30, 2018, counsel for the Company filed a demurrer to the consolidated complaint, seeking its dismissal. By Order dated September 19, 2018, the San Francisco Court sustained in part and denied in part the demurrer. On September 28, 2018, plaintiffs in that case filed a First Amended Consolidated Complaint. The Company denied the substantive claims and allegations made in that amended pleading and continued to assert a vigorous defense. On January 25, 2019, the parties reached a settlement agreement in the consolidated cases, subject to court approval. The parties to the lawsuit have filed a motion with the court seeking approval of the settlement agreement. On June 5, 2020, the Court signed the Order Granting Final Approval of Class Action Settlement. By its terms, the settlement agreement resolves this litigation in its entirety.

On March 6, 2020, the Company filed a complaint (“the Complaint”) against Ayro, Inc. (“Ayro”), accusing Ayro of patent infringement in Federal District Court for the Western District of Texas, Waco Division (Case No. 6:20-cv-00176-ADA) (“the Ayro Litigation”). In the Complaint, Arcimoto alleges that Ayro’s 311 two-seater electric vehicles infringe U.S. Patent 8,985,255 (the “255 Patent”). The Complaint asks for monetary damages and enhanced damages due to willful infringement of the 255 Patent by Ayro. On March 27, 2020, Ayro answered the Complaint, denying liability and asserting counterclaims of noninfringement and patent invalidity. The Court had a telephonic Scheduling Conference on April 29, 2020 and set the Markman Hearing for October 15, 2020. The Court has yet to set a trial date.

NOTE 12: SUBSEQUENT EVENTS

On April 24, 2020, the Company issued 5,546 shares to a former director previously reserved as director deferred compensation under the 2018 Plan.

On April 27, 2020, the Company granted 29,666 non-qualified stock options under the 2018 Plan.  These options had an exercise price of $2.54 per share based on that day’s closing price of Arcimoto common stock and were vested on issuance.  The total grant date fair value of these options was $44,956.

See below for the range of variables used in assessing the fair value at the grant date for the options issued under the 2018 Plan:

April 27, 2020
Annual dividend yield	-
Expected life (years)	6.0
Risk-free interest rate	0.49%
Expected volatility	67.4%

On April 28, 2020, the Company was told that it was approved for a PPP loan in the amount of $1,068,686. The loan was funded on May 6, 2020.

On April 29, 2020, the Company issued 10,707 unregistered restricted common shares at a price of $2.335 based on the previous day’s closing price of the Company’s common stock in payment for materials by a vendor.

On May 5, 2020, the Company granted 13,000 qualified employee stock options under the 2015 Plan and 32,000 qualified employee stock options under the 2018 Plan. These options had an exercise price of $2.19 based on the previous day’s closing price of Arcimoto common stock. The options vest on the Company’s standard three-year vesting schedule.  The total grant date fair value of these options was $17,358 and $42,728 for the 2015 Plan and 2018 Plan, respectively.

See below for the range of variables used in assessing the fair value at the grant date for the options issued under the 2015 and 2018 Plan:

May 5, 2020
Annual dividend yield	-
Expected life (years)	6.0
Risk-free interest rate	0.45%
Expected volatility	69.4%

On June 5, 2020, the Court signed the Order Granting Final Approval of Class Action Settlement. See “Litigation” under Note 11.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2020 and 2019 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2020. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

In mid-March 2020, the Company suspended production operations in response to the COVID-19 pandemic, following the launch of production pilots of the Rapid Responder and Deliverator product lines. The Company’s focus is now squarely on volume production planning, in order to push to sustainable profitability and meet the demands posed by the thousands of preorders still in our queue, as well as those we generate by the pilots of our fleet offerings in the field. The Company has applied for Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loans (“EIDL”) through the Small Business Administration (“SBA”) that were made available under the CARES Act passed by Congress in response to the COVID-19 pandemic at the end of March 2020, and is currently preparing an application for the Advanced Technology Vehicle Manufacturing Loan Program to execute our growth strategy.

To execute our growth strategy, we will require significant additional funds.

Thesis

Arcimoto develops and manufactures products tuned for the utility needs of everyday driving. By doing so, we aim to deliver meaningfully more efficient solutions to the market, at a fraction of the total cost of ownership of today’s cars. Current automotive platforms are inefficient by design. Cars can weigh upwards of 4,000 lbs., take up an average of almost 100 square feet of space on the road and when parked, and are way overcapacity for the vast majority of daily transportation tasks – those involving one or two people, traveling a relatively short distance, with a relatively small volume of items.

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

Fun Utility Vehicle® (FUV®)

Arcimoto’s flagship product is the Fun Utility Vehicle. The FUV delivers a thrilling ride experience, exceptional maneuverability, comfort for two passengers with cargo, highly-efficient parking (three FUVs to a single parking space), and ultra-efficient operation, all at an affordable price. Over time, we anticipate offering the FUV with several option packages to meet the needs of a variety of customers. As of March 31, 2020, we had 4,285 FUV pre-orders with small refundable deposits, representing an increase of 402, or 10%, from the 3,883 pre-orders as of March 31, 2019.

Arcimoto’s first entry into the market is the Evergreen Edition FUV. We are leading with a consumer product, because we are a consumer-first brand. We believe individuals should be able to choose more efficient, more affordable, and lighter-footprint mobility solutions, so that more of us can participate in the transition to a sustainable transportation future. As of March 31, 2020, we delivered 73 Evergreen Edition FUVs to retail customers.

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

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Demand for the Retail Series Arcimoto FUV has continued to increase. As of March 31, 2020, we had 4,285 FUV pre-orders with small refundable deposits, representing an increase of 88, or approximately 2%, from the 4,197 pre-orders as of December 31, 2019.

We began taking $5,000 non-refundable reservations for the Fun Utility Vehicle in the first quarter of 2019. We had a single trim option, starting at a price point of $19,900. We secured non-refundable reservations for the first 100 FUVs in anticipation of initial retail production and delivery. In the last week of September 2019, we delivered the first two (2) Evergreen Edition FUVs. In total, Arcimoto produced 57 model year 2019 FUVs, 46 of which were delivered to customers by December 31, 2019. An additional 27 model year 2019 and 2020 FUVs were delivered to customers during the three months ended March 31, 2020.

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

With FUV production currently suspended, we are focusing on pilot programs for the Rapid Responder and Deliverator, performing value engineering and planning for volume manufacture to achieve sustainable profitability, applying to the Federal Department of Energy’s Advanced Technology Vehicle Manufacturing Loan Program (“ATVMLP”) to finance high volume production (10,000+ units/year), engaging sales efforts focused on fleet deployments, and expanding our service network.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

In 2019, Arcimoto generated cash flow from retail production vehicle sales for the first time. Cash inflow from vehicle sales has been substantially reduced following the suspension of production due to the COVID-19 pandemic.

Our capital expenditures for low volume production are substantially complete, with minimal (approximately $1,200,000) capital costs in our 2020 plan for tooling, quality test equipment, leasehold improvements, service and delivery vehicles. Capital expenditures have been put on hold until the COVID-19 pandemic has mitigated and production has resumed. The Company is preparing an approximate $40,000,000 ATVMLP application to finance high volume production.

Operating expenses decreased by approximately 21%, or $594,000, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This decrease was due to transferring approximately $1,218,000 in overhead to Cost of Goods Sold now that the Company is in production and these functions are no longer performing R&D. The overall decrease was driven by employment growth associated with the transformation of Arcimoto from a private research and development (“R&D”) operation into a public manufacturing company. The number of employees increased by approximately 24%, from 89 as of March 31, 2019 to 110 employees as of March 31, 2020. In December 2017, we moved into an approximately 32,000 square foot facility from our previous 5,000 square foot facility. In June 2018, we added 5,291 square feet of manufacturing and office space, and in October 2018, re-negotiated the lease for this space. From December 2019 to March 2020 we added another approximately 21,600 square feet of manufacturing and office space. As a result, we incurred costs associated with equipping the employees, implementing systems, and running the larger facilities. R&D costs decreased by approximately 58%, or $611,000, during the three months ended March 31, 2020, as this was the majority of the overhead moved to Cost of Goods Sold. Work was focused on developing hard doors for the FUV, the Deliverator, and Emergency Responder. Sales and marketing costs increased by approximately 37%, or $92,000. Approximately 61%, or $56,000, of the increase was for developing the franchise rental business, the reminder of the increase was due to increased marketing activities and salaries associated with retail sales. General and administrative cost increased mainly due to growth in headcount.

New Accounting Pronouncements

For a description of our critical accounting policies and estimates, please refer to the “Summary of Significant Accounting Policies” in Note 3 to our Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2020.

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

Results of Operations

Three months ended March 31, 2020 versus three months ended March 31, 2019

Revenues

We had approximately $617,000 in revenue, comprising of approximately $598,000 in revenue from the sales of our vehicles, and approximately $19,000 in revenue from merchandise and outside metal fabrication during the three months ended March 31, 2020. We had approximately $2,600 in revenue from merchandise, and outside metal fabrication during the three months ended March 31, 2019.

Cost of Goods Sold

We had approximately $1,690,000 in Cost of Goods Sold (“COGS”), comprising approximately $1,218,000 in overhead and underutilized factory capacity, $650,000 in FUV parts from the sale of our vehicles, approximately $29,000 in warranty reserves and approximately $17,000 in COGS from merchandise and outside metal fabrication during the three months ended March 31, 2020. This was offset by an approximately $225,000 reduction in COGS due to an adjustment to inventory for loss, obsolescence, purchase price variance and scrap. We had $1,467 in COGS from merchandise, and outside metal fabrication during the three months ended March 31, 2019.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our pre-production manufacturing, engineering and research teams, external lab testing costs, and prototyping materials expense, as discussed above. R&D expenses for the three months ended March 31, 2020 and 2019 were approximately $449,000 and $1,060,000, respectively. The primary reason for the decrease in R&D expenses of $611,000, or -58%, resulted from a decrease in engineering salaries and benefits, as direct and indirect labor allocated to COGS, of approximately $588,000, which consisted of a $620,000 decrease in cash compensation offset by an increase of $33,000 in non-cash compensation, a decrease in materials and testing of approximately $22,000, and an increase in tools and equipment expense of approximately $34,000. There was an approximately $36,000 decrease in computer, licenses and subscriptions expense. The major R&D projects during the three months ended March 31, 2020 were the development of hard doors for the FUV, the Deliverator and Emergency Responder.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the three months ended March 31, 2020 and 2019 were approximately $337,000 and $245,000, respectively. The primary reasons for the increase in sales and marketing expenses during the three months ended March 31, 2020 of approximately $92,000, or 37%, as compared to the prior period was a $56,000 increase in rental franchise development expenses, a $20,000 increase in public relations and marketing expense, a $9,000 increase in cash compensation and a $7,000 increase in non-cash compensation.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the three months ended March 31, 2020 were approximately $1,497,000 as compared to approximately $1,571,000 for the same period last year, representing a decrease of approximately $74,000, or -5%. The primary reasons for the decrease in the current period was due to an approximately $9,000 decrease in employee and facilities related expense, $102,000 of which was an increase in non-cash compensation which was offset by an approximate $212,000 overhead allocation to COGS, and an approximately $36,000 increase in depreciation expense. These increases were offset by an approximately $36,000 decrease in expenses associated with being a publicly traded corporation (investor relations, insurance, and professional fees), an approximately $63,000 decrease in lobbying expense, and a $4,000 decrease in bank fees.

Interest Expense

Interest expense for the three months ended March 31, 2020 was approximately $247,000, as compared to $193,000 during the three months ended March 31, 2019. Approximately $53,000 of the increase in interest expense was for our convertible notes.

Liquidity and Capital Resources

As of March 31, 2020, we had approximately $1,890,000 in cash and cash equivalents, representing a decrease in cash and cash equivalents of approximately $3,943,000 from December 31, 2019. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with liquidity into the second quarter of 2020. We need to successfully raise funds in the short-term, however, this is subject to market conditions and recognizing that we cannot be certain that additional funds would be available to us on favorable terms or at all. The amount and timing of funds that we may raise is undetermined and could vary based on a number of factors, including our ongoing liquidity needs, our current capitalization, as well as access to current and future sources of liquidity.

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

During the three months ended March 31, 2020, cash used in operating activities was approximately $3,487,000, which was primarily the result of our net loss incurred of approximately $3,595,000, a decrease in accrued liabilities of approximately $50,000, a decrease in customer deposits of approximately $145,000, and an increase in inventories of approximately $1,461,000 related to materials for our electric vehicles. These increases in cash outflows were partially offset by stock-based compensation of approximately $305,000, depreciation expense of approximately $208,000, amortization of capital debt of approximately $154,000, decrease in accounts receivable of approximately $228,000, decrease of prepaid inventory of approximately $71,000, increase in accounts payable of approximately $743,000, increase in warranty accrual of approximately $21,000, and decrease in other current assets of approximately $48,000.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relates to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the three months ended March 31, 2020, the Company paid approximately $70,000 for manufacturing equipment and fixed asset purchases, $59,000 for FUVs placed into service for sales and marketing, and approximately $47,000 for security deposits.

During the three months ended March 31, 2019, the Company received approximately $18,000, net of financing in a sale lease back, for manufacturing equipment and tooling. No FUVs were placed into company service or included in our rental fleet.

Cash Flows from Financing Activities

During the three months ended March 31, 2020, net cash used in financing activities was approximately $280,000, compared to net cash provided of $3,922,000 during the three months ended March 31, 2019. Cash flows used in financing activities during the three months ended March 31, 2020 comprised of payments on capital lease obligations amounting to approximately $108,000, offering costs of approximately $3,600, and repayments of notes payable of approximately $168,000.

During the three months ended March 31, 2019, net cash provided by financing activities was approximately $3,922,000. Cash flows used in financing activities during the three months ended March 31, 2019 mainly comprised of payments on capital lease obligations amounting to approximately $93,000, offering costs of approximately $271,000 offset by a $16,000 credit to legal fees previously recorded in offering cost, and proceeds from the issuance of our common stock in a registered public offering of $3,400,000 and in a private offering of approximately $865,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Quarterly Report on Form 10-Q, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Management uses the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013) to evaluate internal disclosure controls and procedures.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended March 31, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1(a)	Second Amended and Restated Articles of Incorporation	10-K	001-38213	3.1(a)	March 29, 2019
3.1(b)	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Arcimoto, Inc	10-K	001-38213	3.1(b)	March 29, 2019
3.2	Second Amended and Restated Bylaws of Arcimoto, Inc	1-A	024-10710	2.2	August 8, 2017
10.1	Agreement, dated as of February 4, 2020, by and among Arcimoto, Inc., Brickell Financial Services-Motor Club, Inc. (d/b/a Road America Motor Club) and Road America Motor Club, Inc.	8-K	001-38213	10.1	February 6, 2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: June 11, 2020	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Principal Financial and Chief Accounting Officer