Form 10-Q/A
period 2020-03-31
Arcimoto Inc
filed 2020-06-30
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Arcimoto, Inc. (the “Company”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 11, 2020 (the “Quarterly Report”) is to add this Explanatory Note regarding our reliance on SEC Release No. 34-88465 (the “SEC Order”) issued by the SEC on March 25, 2020, under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the filing of the Quarterly Report. The SEC Order provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak by extending, subject to the conditions of the SEC Order, the filing deadline by up to 45 days for certain Exchange Act reports due on or before July 1, 2020.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2020, the Company determined to rely on the relief provided by the SEC Order to delay the filing of the Quarterly Report due to circumstances related to the COVID-19 pandemic.

The unprecedented outbreak of COVID-19 in the United States caused the closing of the Company’s offices and production facility located in Eugene, Oregon, and required the Company’s internal staff, outside accountants and independent registered public accounting firm to work remotely, resulting in the disruption of the Company’s operations and business. Thus, the Company was unable to timely prepare and file the Quarterly Report that was due May 15, 2020 (the “Original Due Date”), and therefore the Company elected to rely on the conditional filing relief provided under the SEC Order.

No other changes have been made to the Quarterly Report, except that Part II, Item 6 of the Quarterly Report is also being amended to refer to the updated Exhibit Index that is included herein for the purpose of including abbreviated officer certifications that are being filed herewith. This Form 10-Q/A speaks as of the original filing date of the Quarterly Report and has not been updated to reflect events occurring subsequent to the original filing date.

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

ARCIMOTO, INC.

Date: June 30, 2020	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Principal Financial and Chief Accounting Officer