Form 10-Q
period 2020-06-30
Arcimoto Inc
filed 2020-08-19
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of August 18, 2020, there were approximately 31,514,584 shares of the registrant’s common stock issued and outstanding.

Arcimoto, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ARCIMOTO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$7,763,905	$5,832,489
Accounts receivable, net	13,714	244,450
Inventory	5,623,335	3,734,488
Prepaid inventory	501,544	1,194,695
Other current assets	360,734	665,079
Total current assets	14,263,232	11,671,201

Property and equipment, net	4,697,313	4,732,544
Security deposits	87,488	41,988

Total assets	$19,048,033	$16,445,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$742,680	$339,835
Accrued liabilities	584,314	816,013
Customer deposits	613,124	793,524
Current portion of capital lease obligations	463,877	433,967
Convertible notes payable, related parties	-	1,150,907
Convertible notes payable, net of discount	-	837,557
Notes payable, net of discount	36,195	3,032,438
Current portion of warranty reserve	19,515	90,000
Current portion of deferred revenue	23,500	31,174
Current portion of note payable to bank	421,076	-
Total current liabilities	2,904,281	7,525,415

Capital lease obligations, net of current portion	1,001,419	1,179,700
Warranty reserve, net of current portion	83,000	45,000
Deferred revenue, net of current portion	77,500	85,500
Note payable to bank, net of current portion	647,610	-
Total long-term liabilities	1,809,529	1,310,200

Total liabilities	4,713,810	8,835,615

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series A-1 preferred stock, no par value, 1,500,000 authorized; none issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	-	-
Class C Preferred Stock, no par value, 2,000,000 authorized; none issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	-	-
Preferred Stock, no par value, 1,500,000 authorized; none issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Common Stock, no par value, 60,000,000 shares authorized; 28,442,982 and 24,436,389 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	56,871,882	43,573,529
Additional paid-in capital	6,783,421	2,344,751
Stock subscription receivable	(3,715,000)	-
Accumulated deficit	(45,606,080)	(38,308,162)
Total stockholders’ equity	14,334,223	7,610,118

Total liabilities and stockholders’ equity	$19,048,033	$16,445,733

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product sales	$254,955	$-	$852,990	$-
Other revenue	13,583	8,514	32,343	11,159
Total revenues	268,538	8,514	885,333	11,159
Cost of goods sold	1,208,817	3,253	2,898,335	4,720
Gross (loss) profit	(940,279)	5,261	(2,013,002)	6,439

Operating expenses:
Research and development	284,314	2,036,579	733,288	3,096,595
Sales and marketing	305,275	276,917	642,173	522,299
General and administrative	1,757,501	1,421,099	3,254,346	2,992,407
Total operating expenses	2,347,090	3,734,595	4,629,807	6,611,301

Loss from operations	(3,287,369)	(3,729,334)	(6,642,809)	(6,604,862)

Other expense (income):
Interest expense	415,775	194,248	662,609	387,521
Other income	-	(1,010)	(7,500)	(1,418)

Net loss	$(3,703,144)	$(3,922,572)	$(7,297,918)	$(6,990,965)

Weighted average common shares - basic and diluted	25,130,897	17,401,076	24,805,672	16,417,999
Net loss per common share - basic and diluted	$(0.15)	$(0.23)	$(0.29)	$(0.43)

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock		Additional	Stock		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2018	—	$—	2,000,000	$—	15,032,341	$30,102,738	$930,869	$—	$(22,966,473)	$8,067,134

Issuance of common stock for cash	—	—	—	—	1,088,333	4,264,999	—	—	—	4,264,999
Exchange of Class C Preferred stock for common stock	—	—	(2,000,000)	—	2,000,000	—	—	—	—	—
Exercise of stock options	—	—	—	—	3,388	10,502	—	—	—	10,502
Offering costs						(255,202)				(255,202)
Stock options exercised - cashless	—	—	—	—	53,684	—	—	—	—	—
Warrants exercised - cashless	—	—	—	—	169,578	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	282,190	—	—	282,190
Net loss	—	—	—	—	—	—	—	—	(6,990,965)	(6,990,965)
Balance at June 30, 2019	—	$—	—	$—	18,347,324	$34,123,037	$1,213,059	$—	$(29,957,438)	$5,378,658

Balance at December 31, 2019	—	$—	—	$—	24,436,389	$43,573,529	$2,344,751	$—	$(38,308,162)	$7,610,118

Issuance of common stock for accounts payable	—	—	—	—	43,456	81,329	—	—	—	81,329
Issuance of common stock for cash	—	—	—	—	3,623,667	12,785,001	—	—	—	12,785,001
Offering costs incurred on placements of common stock	—	—	—	—	—	(996,083)	—	—	—	(996,083)
Issuance of common stock under convertible notes	—	—	—	—	333,924	1,419,177	—	—	—	1,419,177
Common stock subscribed on June 30, 2020	—	—	—	—	—	—	3,715,000	(3,715,000)	—	—
Issuance of common stock to satisfy director award	—	—	—	—	5,546	8,929	(8,929)	—	—	—
Stock-based compensation	—	—	—	—	—	—	732,599	—	—	732,599
Net loss	—	—	—	—	—	—	—	—	(7,297,918)	(7,297,918)
Balance at June 30, 2020	—	$—	—	$—	28,442,982	$56,871,882	$6,783,421	$(3,715,000)	$(45,606,080)	$14,334,223

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock		Additional	Stock		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity
Balance at March 31, 2019	-	$-	2,000,000	$-	16,340,378	$34,117,535	$1,027,319	-	$(26,034,866)	$9,109,988

Exchange of Class C Preferred stock for common stock	-	-	(2,000,000)	-	2,000,000	-	-	-	-	-
Exercise of stock options	-	-	-	-	1,775	5,502	-	-	-	5,502
Stock options exercised - cashless	-	-	-	-	171	-	-	-	-	-
Warrants exercised - cashless	-	-	-	-	5,000	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	185,740	-	-	185,740
Net loss	-	-	-	-	-	-	-	-	(3,922,572)	(3,922,572)
Balance at June 30, 2019	-	$-	-	$-	18,347,324	$34,123,037	$1,213,059	$-	$(29,957,438)	$5,378,658

Balance at March 31, 2020	-	$-	-	$-	24,469,138	$43,626,238	$2,649,716	$-	$(41,902,936)	$4,373,018
Issuance of common stock for accounts payable	-	-	-	-	10,707	25,001	-	-	-	25,001
Issuance of common stock for cash	-	-	-	-	3,623,667	12,785,001	-	-	-	12,785,001
Offering costs incurred on placements of common stock	-	-	-	-	-	(992,464)	-	-	-	(992,464)
Issuance of common stock to settle convertible notes	-	-	-	-	333,924	1,419,177	-	-	-	1,419,177
Common stock subscribed on June 30, 2020	-	-	-	-	-	-	3,715,000	(3,715,000)	-	-
Issuance of common stock to satisfy director award	-	-	-	-	5,546	8,929	(8,929)	-	-	-
Stock-based compensation	-	-	-	-	-	-	427,634	-	-	427,634
Net loss	-	-	-	-	-	-	-	-	(3,703,144)	(3,703,144)
Balance at June 30, 2020	-	$-	-	$-	28,442,982	$56,871,882	$6,783,421	$(3,715,000)	$(45,606,080)	$14,334,223

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(7,297,918)	$(6,990,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	438,508	343,137
Amortization of debt discount	310,508	161,462
Stock-based compensation	732,599	282,190
Changes in operating assets and liabilities:
Accounts receivable	230,736	(19,987)
Inventory	(1,888,847)	(1,988,599)
Prepaid inventory	693,151	—
Other current assets	304,345	(9,130)
Accounts payable	484,174	(197,592)
Accrued liabilities	(123,415)	411,760
Customer deposits	(180,400)	526,100
Warranty reserve	(32,485)	—
Deferred revenue	(15,674)	60,000
Net cash used in operating activities	(6,344,718)	(7,421,624)

INVESTING ACTIVITIES
Purchases of property and equipment	(333,537)	(60,597)
Security deposits	(45,500)	—
Net cash used in investing activities	(379,037)	(60,597)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	12,785,001	4,264,999
Payment of offering costs	(996,083)	(255,202)
Proceeds from note payable to bank	1,068,686	—
Proceeds from the exercise of stock options	—	10,502
Payment on capital lease obligations	(218,111)	(191,502)
Repayment of convertible notes payable to related parties	(188,079)	—
Repayment of notes payable	(3,296,243)	—
Repayment of convertible notes payable	(500,000)	—
Net cash provided by financing activities	8,655,171	3,828,797

Net cash increase (decrease) for period	1,931,416	(3,653,424)
Cash at beginning of period	5,832,489	4,903,019
Cash at end of period	$7,763,905	$1,249,595

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$612,506	$76,083
Cash paid during the period for income taxes	$150	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes payable and accrued interest converted to common stock	$1,419,177	$—
Portion of equipment acquired through capital leases	$69,740	$88,850
Stock issued for payment of accounts payable	$81,329	$—

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: NATURE OF OPERATIONS

Arcimoto, Inc. (the “Company”) was originally formed on November 21, 2007 as WTP Incorporated, an Oregon Corporation, and later changed its name to Arcimoto, Inc. The Company was founded in order to build products that catalyze the shift to a sustainable transportation system. The first step in this shift has been developing an affordable, daily utility, pure electric vehicle. Over the past 13 years, the Company has developed a revolutionary new vehicle platform designed around the needs of everyday drivers. Its main product is the Fun Utility Vehicle® (“FUV”), the first real, affordable, and fossil-free alternative for the vast majority of daily trips. Compared to the average car, the FUV has dropped 2/3 of the weight and 2/3 of the footprint, in order to bring the joy of ultra-efficient, pure electric driving to the masses.

Risks and Uncertainties

The Company currently has limited production and distribution capabilities. Facilities to manufacture vehicles at limited scale are substantially complete. We started retail production at one FUV per build day and ramped to two per build day in the first quarter of 2020, prior to the COVID-19 production shutdown. We have restarted limited production and are planning to resume deliveries to customers in the third quarter. Arcimoto does not have a history of higher-scale production and may encounter delays, flaws, inability to raise sufficient capital, or inefficiencies in the manufacturing process, which may prevent or delay achieving higher-scale production within the anticipated timeline.

Part of the Company’s strategy is to use vehicle rentals to generate a positive cash flow from customer test drive activities. As with any strategy, there is the risk that the rental business will not be successful.

As of June 30, 2020, the Company has $5,623,335 in inventory and another $501,544 in prepaid inventory not yet received. Certain inventory components are included in prepaid inventory that have long lead times requiring payment in advance.

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

The Company’s industry is characterized by rapid changes in technology and customer demands. As a result, the Company’s products and services may quickly become obsolete and unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and services and enhance our current products and services on a timely and cost-effective basis. Further, the Company’s products and services must remain competitive with those of other companies with substantially greater resources. The Company may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products and services or enhanced versions of existing products and services. Also, the Company may not be able to adapt new or enhanced products and services to emerging industry standards, and the Company’s new products and services may not be favorably received. In addition, we may not have the capital resources to further the development of existing and/or new products. To achieve full-scale production and develop new products or enhanced versions of existing products, the Company will need substantial additional working capital, and there is no assurance such capital will be available on reasonable terms, if at all.

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

In response to the pandemic, the Company announced on March 19, 2020, that it was temporarily suspending all production of the Fun Utility Vehicle at its U.S. factory located in Eugene, Oregon. We have subsequently restarted limited production and are planning to resume deliveries to customers in the third quarter. The Company plans to maintain a work-from-home staff for all employees that can work from home, to push forward critical operations, including compliance and reporting, research and development, customer service, and deployment of the Company’s recently-launched Rapid Responder and Deliverator pilot vehicles to key potential fleet operators.

As part of the suspension of production, the Company furloughed approximately 67% of its workforce with the remaining individuals continuing to work full or part time, which resulted in meaningful cost reductions during the period of shutdown. We were able to retain most of the furloughed workers after production resumed. As a result of the shut-down, the first three quarters of 2020 revenue activities were negatively impacted. The fourth quarter 2020 and subsequent quarters may be negatively impacted based on the length and severity of the pandemic.

It is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions.

We have applied for Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loans (“EIDL”) through the Small Business Administration (“SBA”) that were made available under the CARES Act passed by Congress in response to the COVID-19 pandemic. The Company received PPP loan proceeds of $1,068,686 on May 6, 2020, and is in the process of applying for conversion to a grant.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring operating losses and negative operating cash flows since inception.

The Company has not achieved positive earnings and operating cash flows to enable the Company to finance its operations internally. Funding for the business to date has come primarily through the issuance of debt and equity securities. The Company may require additional funding to continue to operate in the normal course of business. The substantial doubt about the Company’s ability to continue as a going concern has been alleviated based on management’s belief that current cash reserves will sustain operations in excess of 12 months.

Although the Company’s objective is to increase its revenues from the sales of its products sufficient to generate positive operating and cash flow levels, there can be no assurance that the Company will be successful in this regard. The Company may need to raise additional capital in order to fund its operations, which if needed, it intends to obtain through debt and/or equity offerings. Funds on hand and any follow-on capital, will be used to invest in our business to expand sales and marketing efforts, including Company-owned and franchise-rental operations and the systems to support them, enhance our current product lines by continuing research and development (“R&D”) to enhance and reduce the cost of the FUV and to bring future variants to retail production, continue to build out and optimize our production facility, debt repayment, and fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2020, and the results of its operations for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019. Results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2020.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”)) or market value. Inventories consist of purchased electric motors, electrical storage and transmission equipment, and component parts.

	June 30, 2020	December 31, 2019
Raw materials	$5,512,729	$3,650,466
Work in progress	—	25,340
Finished goods	110,606	58,682
Total	$5,623,335	$3,734,488

The Company is required to remit partial prepayments for some purchases of its inventories acquired from overseas vendors.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Customer Deposits

44 non-refundable customer deposits are comingled with operating funds. 4,398 refundable customer deposits are generally held in a separate deposit account. Revenue is not recognized on customer deposits until the deposit is applied to a non-refundable vehicle order, the vehicle manufacturing process is completed, the vehicle is picked up by or delivered to the customer and the appropriate revenue recognition criteria have been met per our policy below.

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

At June 30, 2020 and 2019, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below using the Treasury Stock Method, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Options and other instruments under the 2012, 2015, and 2018 Plans to purchase common stock	817,254	767,163	613,553	805,358
Underwriters and investors warrants issued outside of an EEP	-	-	-	891,699
Total	817,254	767,163	613,553	1,697,057

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than 12 months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. In November 2019, the FASB delayed the effective date for Topic 842 to fiscal years beginning after December 15, 2020 for private companies and emerging growth companies, and interim periods within those years, with early adoption permitted. In June 2020, the FAAB issued ASU No 2020-05 that further delayed the effective date of Topic 842 to fiscal years beginning after December 15, 2021. We will adopt this new standard on January 1, 2022. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date, as opposed to the earliest period presented under the modified retrospective transition approach and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

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

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: CONCENTRATIONS

Payables

As of June 30, 2020 and December 31, 2019, the Company had one significant vendor in each period that accounted for more than 10% of the Company’s payables balances. The loss of these vendors would not have a significant impact on the Company’s operations.

Purchases/Inventory

As of June 30, 2020, and December 31, 2019, the Company had two significant vendors that accounted for more than 10% of the Company’s inventory balances. As of June 30, 2020, these vendors accounted for 13% and 27% of inventory balances. As of December 31, 2019, these vendors accounted for 17% and 23% of inventory balances. The loss of these vendors would not have a significant impact on the Company’s operations.

NOTE 5: PROPERTY AND EQUIPMENT

As of June 30, 2020 and December 31, 2019, our property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Computer equipment and software	$78,490	$77,583
Furniture and fixtures	46,839	46,839
Machinery and equipment	5,136,608	4,699,383
FUV rental fleet	123,943	—
Leasehold improvements	774,046	774,046
Fixed assets in process	106,201	264,999
Total property and equipment	6,266,127	5,862,850
Less: Accumulated depreciation	(1,568,814)	(1,130,306)
Total	$4,697,313	$4,732,544

Fixed assets in process is comprised primarily of leasehold improvements, tooling and equipment related to the manufacturing of our vehicles. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use.

Depreciation expense was approximately $231,000 and $439,000 during the three and six months ended June 30, 2020, respectively, and was approximately $172,000 and $343,000 during the three and six months ended June 30, 2019, respectively.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 6: CAPITAL LEASE OBLIGATIONS

As of June 30, 2020, the Company has financed a total of approximately $2,321,000 of its capital equipment purchases with monthly payments ranging from $362 to $8,582, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 4.52% to 9.90%. Total monthly capital lease payments as of June 30, 2020 are $47,267. These lease obligations mature ranging from December 2021 through December 2024 and are secured by approximately $2,903,000 in underlying assets which have approximately $599,000 in accumulated depreciation as of June 30, 2020. The balance of capital lease obligations was approximately $1,465,000 and $1,614,000 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 7: NOTES PAYABLE

On December 27, 2018, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with FOD Capital, LLC, a Florida limited liability company (the “Investor”), pursuant to which the Company issued to the Investor (i) 500,000 shares of its common stock, no par value per share at a purchase price of $3.00 per share (the “Shares”), (ii) a warrant to purchase up to 942,857 shares of common stock at $3.50 per share (the “Warrant”), and (iii) a senior secured note in the principal amount of $3,000,000 (the “Note”). See Note 8 for additional details. On September 12, 2019, the Company issued an additional $500,000 note (“additional Note”) to the Investor, net of a $15,000 discount. The additional Note principal plus accrued interest is convertible into the Company’s common stock at a conversion price per share of $4.25. Accrued interest expense excluding the discount amortization for the six-month period ended June 30, 2020 was $164,572. The discount amortized for the six-month period ended June 30, 2020 was the remaining discounts on the notes of $310,508. There was no such interest expense for the six-month period ended June 30, 2019. On June 15, 2020, both notes were repaid in cash, principal in the amount of $3,500,000 and accrued interest in the amount of $479,809 for a total payment of $3,979,809.

During the three months ended June 30, 2020, the Company had 10%, one-year convertible promissory notes outstanding totaling $1,310,893, of which $962,829 was due to related parties. The notes were due in July 2020. The notes were payable in cash or convertible into common stock at $4.25 per share at the option of the holder On June 25, 2020, certain Notes were converted in accordance with the Subscription Agreement. As a result, principal amounts of $1,310,893, of which $962,829 was to related parties and unpaid accrued interest of $108,284, of which $71,725 was to related parties, were converted into 333,924 shares of Common Stock at a conversion price of $4.25 per share. The Company also paid an aggregate of $688,079 of cash to settle principal, of which $188,079 was to related parties, and $80,953 of accrued interest, of which $41,691 was to related parties, to settle the remaining convertible notes. Interest expense was $53,284.

On May 5, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of $1,068,686, referred to on the balance sheet as Note payable to bank. The loan has an interest rate of 1% and monthly payments of $60,154 for 18 months beginning December 5, 2020. This loan is eligible for the limited loan forgiveness provisions of Section 1102 of the CARES Act, and the SBA Interim Final Rule dated April 2, 2020.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock

The Company has reserved a total of 5,373,789 shares of its common stock pursuant to the equity incentive plans (see Note 9). The Company has 3,363,993 and 3,293,135 stock units, options and warrants outstanding under these plans as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, the Company has reserved an additional 2,109,539 shares of its common stock for warrants.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Exercise of Stock Options and Warrants

No employee options were exercised for cash during the six months ended June 30, 2020. During the six months ended June 30, 2019, a total of 3,388 employee options were exercised at a price per share of $3.10 for total proceeds to the Company of $10,502.

A total of 5,546 Director deferred stock units were converted to common shares during the six months ended June 30, 2020. During the six months ended June 30, 2019, a total of 205,688 employee warrants to purchase common stock, 35,688 with an exercise price of $0.50 per share and 170,000 with an exercise price of $0.9375 per share were exercised in cashless transactions at market prices ranging from $4.138 to $5.212 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates. The transactions resulted in the issuance of a total of 169,578 shares of the Company’s common stock with no proceeds received.

No employee warrants to purchase common stock were exercised during the six months ended June 30, 2020. During the six months ended June 30, 2019, a total of 96,581 employee options to purchase common stock, with exercise prices ranging from $2.06 to $3.10 per share, were exercised in cashless transactions at a market prices ranging from $3.33 to $5.21 per share, which was based on the average of the Company’s daily prices surrounding the transaction dates. The transactions resulted in the issuance of a total of 53,684 shares of the Company’s common stock.

Offerings of Common Stock

On June 11, 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to issue in a registered direct offering an aggregate of 2,666,667 shares of its common stock at a purchase price per share of $3.00 for aggregate gross proceeds of approximately $8,000,000. The Company incurred placement agent fees of $480,000 related to the offering.

On June 30, 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to issue in a registered direct offering an aggregate of 1,700,000 shares of its common stock, no par value per share, at a purchase price per share of $5.00 for aggregate gross proceeds of approximately $8,500,000, of which $4,785,000 was received on June 30, 2020. The balance of $3,715,000 from the offering was received by July 2, 2020. The Company incurred placement agent fees of $510,000 related to the offering.

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

Stock-based compensation, including stock-options, warrants and stock issued for compensation and services is included in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$45,515	$52,558	$99,215	$73,566
Sales and marketing	33,749	23,862	54,905	37,606
General and administrative	283,364	109,320	447,248	171,018
Cost of goods sold	65,006	—	131,231	—
Total	$427,634	$185,740	$732,599	$282,190

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Consulting Agreement with Common Stock Compensation

During the six months ended June 30, 2020, the Company issued 43,456 common shares for accounts payable with a fair value of $81,329. The shares were valued based on the stock price at the time of the grant when the performance commitment was complete. 32,749 of these shares were for the August 3, annual renewal of an investor relations consulting contract. The terms of the contract call for the issuance of $100,000 worth of common shares issued at each annual renewal based on the market price at the time of the renewal. In addition to the payment in common shares, this consultant receives cash payments of $7,500 per month and payments for additional services as needed. During the three-month periods ending June 30, 2020 and 2019, we paid this investor relations consultant $217,500 and $9,689 respectively. During the six-month periods ending June 30, 2020 and 2019, we paid the same investor relations consultant $240,000 and $48,251 respectively, which included significant additional services.

2018 Omnibus Stock Incentive Plan

The 2018 Plan authorizing 1,000,000 shares was approved by the Board of Directors and then the Company’s shareholders at the Company’s 2018 annual meeting of shareholders held on June 9, 2018. At the 2019 Annual Meeting, the shareholders approved an additional 1,000,000 shares of common stock to be issued under the 2018 Plan. On April 20, 2020, the board of directors approved an increase from 2,000,000 to 4,000,000 shares; at the annual shareholder meeting on June 20, 2020, the increase was approved by a majority of the shareholders.

The 2018 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or NQSOs and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of June 30, 2020, the Company had a remaining reserve of 2,005,351 shares of common stock under the 2018 Plan. Awards that are forfeited generally become available for grant under the 2018 Plan.

Employee stock-based compensation expense under the 2018 Plan included in operating expenses for the three and six months ended June 30, 2020 was $401,311 and $668,953, respectively.

Employee stock-based compensation expense under the 2018 Plan included in operating expenses for the three and six months ended June 30, 2019 was $136,638 and $205,943, respectively.

Total compensation cost related to non-vested awards issued under the 2018 Plan not yet recognized as of June 30, 2020 was approximately $1,237,762 and will be recognized on a straight-line basis through December 2022 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

On January 6, 2020, the board of directors approved a director deferred compensation plan under the 2018 Plan. The deferred compensation plan calls for stock units to be held on account for each director and issued 90 days after separation from service as a director. If cash reserves are estimated to be less than the amount needed for 5 months of operations the Directors are required to take their compensation in Deferred Stock Units under the 2018 Plan, otherwise, Directors have the option of taking compensation in any combination of cash or Deferred Stock Units. For the six months ended June 30, 2020, a total of 108,743 stock units with a value of $277,880, based on the closing price on the last day of the quarter, were reserved and expensed. 28,673 of the stock units were valued with a price per share of $1.61 based on the closing stock price on the last trading day of the fourth quarter of 2019, and were recorded as a $46,163 expense on January 6, 2020 because the plan was adopted by the Board of Directors retroactively to the fourth quarter 2019. 46,584 of the stock units were valued with a price per share of $1.15 based on the closing stock price on the last trading day of the first quarter of 2020, and were recorded as a $53,572 expense on March 31, 2020. 33,486 of the stock units were valued with a price per share of $5.32 based on the closing stock price on the last trading day of the second quarter of 2020, and were recorded as a $178,146 expense on June 30, 2020.

On February 12, 2020, 32,749 shares with a total value of $56,328 were granted and issued from the 2018 Plan at the closing price on that day of $1.72 per share in payment of services provided.

On April 27 and June 18, 2020, non-qualified options to purchase 29,666 and 5,000 shares of common stock were issued to a consultant under the 2018 plan with grant date fair values of $44,956 and $13,430 respectively.

During the six months ended June 30, 2020, qualified options to purchase 32,000 shares of common stock were granted to employees under the 2018 plan with a grant date fair value of $42,728. During the six months ended June 30, 2019, qualified options to purchase 498,600 shares of common stock were granted to employees under the 2018 Plan with a grant date fair value of $963,929.

2015 Stock Incentive Plan

The 2015 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of options that are incentive stock options or NQSOs and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. One million shares of common stock were authorized for issuance under the 2015 Plan. Awards that are forfeited generally become available for grant under the 2015 Plan. As of June 30, 2020, 810,275 shares of common stock were reserved for issuance pursuant to stock options that are outstanding and 4,444 shares remain available for issuance pursuant to future awards that might be made under the 2015 Plan.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During the six months ended June 30, 2020, qualified options to purchase 13,000 shares of common stock were granted to employees under the 2015 plan with a grant date fair value of $17,358. During the six months ended June 30, 2019, qualified options to purchase 141,600 shares of common stock were granted to employees under the 2015 Plan with a grant date fair value of $273,751.

Employee stock-based compensation expense included in operating expenses for the three and six months ended June 30, 2020 related to the 2015 Plan was $26,323 and $63,646, respectively.

Employee stock-based compensation expense included in operating expenses for the three and six months ended June 30, 2019 related to the 2015 Plan was $49,102 and $76,247, respectively.

Total compensation cost related to non-vested awards not yet recognized as of June 30, 2020 was $165,654 and will be recognized on a straight-line basis through May 2023 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

2012 Employee Stock Benefit Plan

The 2012 Plan provides the Company the ability to grant to directors, employees, consultants, advisors or independent contractors shares of common stock of the Company through the grant of warrants and/or the grant of common stock. The Company originally reserved 1,000,000 shares of common stock for issuance under the 2012 Plan. Awards that are forfeited generally become available for grant under the 2012 Plan. As of June 30, 2020, 658,316 shares of common stock were reserved for issuance pursuant to warrants that are issued and outstanding under the 2012 Plan and 1 share remains available for issuance pursuant to future awards that might be made under the 2012 Plan. Warrants expire 10 to 15 years from the grant date and were vested when issued.

NOTE 10: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $10,100 per vehicle for Retail Series production vehicles and $42,000 per vehicle for Signature Series vehicles for purposes of securing a vehicle production slot. As of June 30, 2020 and December 31, 2019, the Company’s balance of deposits received was approximately $613,000 and $794,000, respectively. As of June 30, 2020 and December 31, 2019, $388,124 and $374,524, respectively, of these deposits were refundable upon demand. Deposits are included in current liabilities in the accompanying balance sheets. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable and any additional deposit required must be paid prior to the start of the manufacturing process. Customer deposits from related parties total $11,200 as of June 30, 2020 and December 31, 2019.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 11: COMMITMENTS AND CONTINGENCIES

Litigation

On March 11, 2018, the Company was served with a lawsuit entitled John R Switzer vs W.R. Hambrecht & Co. LLC et al., Case Number: CGC-18-564904, filed in San Francisco County Superior Court in the State of California. In this action, the Company was named as a defendant along with five individuals who were directors and/or executive officers at the time of the completion of the Company’s Regulation A offering on September 21, 2017. The action was styled as a putative class action, alleged on behalf of all those who purchased the Company’s common stock in its Regulation A offering. The plaintiff alleged violations of Section 12(a)(2) and Section 15 of the Securities Act, and is seeking damages in an unspecified amount to be proven at trial. In addition, on March 28, 2018, the Company was served with another lawsuit entitled Jay Mendelson v. Arcimoto, Inc. et al., Case Number CGC-18-565324, filed in San Francisco County Superior Court in the State of California. In that action, which was styled as a putative class action, the Company was also named as a defendant along with the same individuals who were directors and/or executive officers at the time of the completion of our Regulation A offering on September 21, 2017. The allegations and claims made in the Mendelson action were substantially similar to those of the Switzer action and the plaintiff was also seeking damages in an unspecified amount to be proven at trial. The two actions were consolidated into a single lawsuit on May 28, 2018. The Company believes that the consolidated lawsuit was without merit and vigorously defended itself against these claims in court. On July 30, 2018, counsel for the Company filed a demurrer to the consolidated complaint, seeking its dismissal. By Order dated September 19, 2018, the San Francisco Court sustained in part and denied in part the demurrer. On September 28, 2018, plaintiffs in that case filed a First Amended Consolidated Complaint. The Company denied the substantive claims and allegations made in that amended pleading and continued to assert a vigorous defense. On January 25, 2019, the parties reached a settlement agreement in the consolidated cases, subject to court approval. The parties to the lawsuit have filed a motion with the court seeking approval of the settlement agreement. On June 5, 2020, the Court signed the Order Granting Final Approval of Class Action Settlement. By its terms, the settlement agreement resolves this litigation in its entirety. The settlement amount, which is not material, was paid in full by Arcimoto’s insurance carriers.

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

NOTE 12: SUBSEQUENT EVENTS

On July 1 and 2, 2020, the remaining $3,715,000 of the cash from the June 30, 2020 $8.5 million offering was received and all 1.7 million shares were issued on July 2, 2020, as discussed in Note 8. The shares totaling 743,000 paid after June 30, 2020, of $3,715,000 were not included in shares outstanding as of June 30, 2020.

On July 6, 2020, 944,444 of the 1,044,444 common stock purchase warrants issued to investors in a registered direct offering on October 8, 2019, at an exercise price of $2.83 per share were exercised in a cashless transaction resulting in the issuance of 642,776 common shares.

On July 7, 2020, 471,428 of the 942,857 warrants issued in a subscription agreement with FOD Capital, LLC on December 27, 2018, at an exercise price of $3.50 per shares, as discussed in Note 7, were exercised in a cash transaction netting the Company approximately $1,650,000.

On July 7, 2020, the Company financed $300,206 in insurance payments after a $52,977 down payment at an annual interest rate of 4.8% and monthly payments of $34,027 for nine months.

On July 9, 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to issue in a registered direct offering an aggregate of 1,370,000 shares of the Company’s common stock, no par value per share, at a purchase price per share of $7.30 for aggregate gross proceeds of approximately $10.0 million (the “Offering”). The Securities Purchase Agreement includes customary representations, warranties and covenants by the Company. The Company intends to use the net proceeds from the Offering for general corporate purposes, including to cover the Company’s operating expenses and inventory. The Company incurred placement agent fees of approximately $600,000 related to the offering.

Between July 13 and August 18, 2020, 50,004 employee warrants from the 2012 Plan with an exercise price of $0.50 per share were exercised in a cashless transaction resulting in the issuance of 46,663 common shares. 120,416 employee options from the 2015 Plan with an average exercise price of $2.56 per share were exercised in cashless transactions resulting in the issuance of 72,328 common shares. 12,944 employee options from the 2018 Plan with an average exercise price of $4.41 per share were exercised in cashless transactions resulting in the issuance of 3,480 common shares. 4,792 employee options from the 2018 Plan with an exercise price of $4.33 per share were exercised with $20,749 proceeds to the Company.

On August 4, 2020, the Company financed $192,980 in production equipment at an annual interest rate of 5.56% with a monthly payment of $3,144 for 72 months.

On August 10, 2020, the Company financed $430,827 in production equipment at an annual interest rate of 5.66% with a monthly payment of $8,220 for 60 months.

On August 18, 2020, the Company issued 17,135 shares valued at $100,000 under the 2018 Plan for investor relations services per the annual renewal agreement dated August 2, 2018.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the SEC. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to identify financing sources to fund our capital expenditure requirements and continue operations until sufficient cash flow can be generated from operations;

●	our ability to effectively execute our business plan and growth strategy;

●	unforeseen or recurring operational problems at our facility, or a catastrophic loss of our manufacturing facility, including the temporary closure of our facility due to COVID-19;

●	our dependence on our suppliers, whose ability to supply us may be negatively impacted by the measures being implemented to address COVID-19;

●	the volatility of our stock price;

●	changes in consumer demand for, and acceptance of, our products;

●	overall strength and stability of general economic conditions and of the automotive industry more specifically, both in the United States and globally;

●	changes in U.S. and foreign trade policy, including the imposition of tariffs and the resulting consequences;

●	changes in the competitive environment, including adoption of technologies and products that compete with our products;

●	our ability to generate consistent revenues;

●	our ability to design, produce and market our vehicles within projected timeframes given that a vehicle consists of several thousand unique items and we can only go as fast as the slowest item;

●	our inexperience to date in manufacturing vehicles at the high volumes that we anticipate;

●	our reliance on key personnel;

●	changes in the price of oil and electricity;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt, if any, on terms favorable to our company;

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

●	the number of reservations and cancellations for our vehicles and our ability to deliver on those reservations;

●	our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

●	our ability to manage the distribution channels for our products, including our ability to successfully implement our direct to consumer distribution strategy and any additional distribution strategies we may deem appropriate;

●	our ability to obtain and protect our existing intellectual property protections including patents;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings or losses;

●	interest rates and the credit markets;

●	our ability to maintain our NASDAQ Capital Market listing;

●	costs and risks associated with litigation; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2020 and 2019 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2020. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

In mid-March 2020, the Company suspended production operations in response to the COVID-19 pandemic, following the launch of production pilots of the Rapid Responder and Deliverator product lines. We have restarted limited production and are planning to resume deliveries to customers in the third quarter. The Company’s focus is now squarely on volume production planning, in order to push to sustainable profitability and meet the demands posed by the thousands of preorders still in our queue, as well as those we generate by the pilots of our fleet offerings in the field. The Company has received a Paycheck Protection Program (“PPP”) loan and applied for an Economic Injury Disaster Loan (“EIDL”) through the Small Business Administration (“SBA”) that were made available under the CARES Act passed by Congress in response to the COVID-19 pandemic at the end of March 2020. The Company is currently preparing an application for the Advanced Technology Vehicle Manufacturing Loan Program to secure the funds necessary to execute our growth strategy.

Thesis

Arcimoto develops and manufactures products tuned for the utility needs of everyday driving. By doing so, we aim to deliver meaningfully more efficient solutions to the market, at a fraction of the total cost of ownership of today’s cars. Current automotive platforms are inefficient by design. Cars can weigh upwards of 4,000 lbs., take up an average area of almost 100 square feet and are highly inefficient. The vast majority of daily transportation tasks are those involving one or two people, traveling a relatively short distance, with a relatively small volume of items.

Platform and Technologies

Arcimoto spent its first decade developing and refining eight generations of a new three-wheeled electric vehicle platform: a light-footprint, nimble reverse-trike architecture that features a low center of gravity for stability on the road, dual-motor front-wheel drive for enhanced traction, can be parked three to a space while carrying two large adults comfortably, and is more efficient, by an order of magnitude, than today’s gas-powered cars.

Products

Arcimoto’s three vehicle products are based on the Arcimoto Platform. While intended to serve very different market segments, an estimated 90% of the constituent parts are the same between our three initial products.

Fun Utility Vehicle® (FUV®)

Arcimoto’s flagship product is the Fun Utility Vehicle. The FUV delivers a thrilling ride experience, exceptional maneuverability, comfort for two passengers with cargo, highly-efficient parking (three FUVs to a single parking space), and ultra-efficient operation, all at an affordable price. Over time, we anticipate offering the FUV with several option packages to meet the needs of a variety of customers. As of June 30, 2020, we had 4,398 FUV pre-orders with small refundable deposits, representing an increase of 201, or 5%, from the 4,197 pre-orders as of December 31, 2019.

Arcimoto’s first entry into the market is the Evergreen Edition FUV. We are leading with a consumer product, because we are a consumer-first brand. We believe individuals should be able to choose more efficient, more affordable, and lighter-footprint mobility solutions, so that more of us can participate in the transition to a sustainable transportation future. As of June 30, 2020, we delivered 84 Evergreen Edition FUVs to retail customers.

Rapid Responder™

The Rapid Responder was announced on February 15, 2019. The pure-electric Rapid Responder is developed on the Arcimoto platform, and designed to perform specialized emergency, security and law enforcement services at a fraction of the cost and environmental impact of traditional combustion vehicles. The Rapid Responder aims to deliver first responders to incidents more quickly and affordably than traditional emergency response vehicles.

Arcimoto is initially targeting the more than 50,000 fire stations across the United States that use traditional fire engines and large automobiles to respond to calls. Arcimoto also plans to market the Rapid Responder as a solution for campus security and law enforcement applications as well.

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

We have several ongoing pilot programs: the first with a local non-profit delivering supplies to the unhoused during the pandemic, two rentable Deliverators with a gig vehicle rental service in Los Angeles, and one with a franchise in the quick-serve restaurant industry in Key West, Florida. We are targeting several additional pilot programs, as well as delivery of the first production Deliverators, through the remainder of 2020.

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Demand for the Retail Series Arcimoto FUV has continued to increase. As of June 30, 2020, we had 4,398 FUV pre-orders with small refundable deposits, representing an increase of 201, or approximately 5%, from the 4,197 pre-orders as of December 31, 2019.

We began taking $5,000 non-refundable reservations for the Fun Utility Vehicle in the first quarter of 2019 with a starting price point of $19,900. The average sales price, including custom upgrade options, for the three months ended June 30, 2020 was $24,413. We secured non-refundable reservations for the first 100 FUVs in anticipation of initial retail production and delivery. In the last week of September 2019, we delivered the first two (2) Evergreen Edition FUVs. In total, Arcimoto produced 57 model year 2019 FUVs, 46 of which were delivered to customers by December 31, 2019. An additional 38 model year 2019 and 2020 FUVs were delivered to customers during the six months ended June 30, 2020.

In the third quarter of 2019, we completed vehicle testing. Arcimoto tested to verify robustness of its vehicle design to demonstrate compliance with all Federal Motor Vehicle Safety Standards required for motorcycles, and to demonstrate proper function of voluntarily-added equipment such as the FUV’s 3+3 seat belts. Following completion of compliance testing, we initiated the sales process with our first customers. As sales are completed pre-order and reservation fees are applied to the purchase price and balances due are collected on delivery.

We temporarily suspended production in March 2020, due to the COVID-19 pandemic. Though conditions in Lane County have worsened since, we resumed limited production in Q2, implementing significant safety measures. We are currently targeting Q3 2020 to resume customer deliveries. With FUV production currently limited, we are focusing on pilot programs for the Rapid Responder and Deliverator, performing value engineering and planning for volume manufacture to achieve sustainable profitability, applying to the Federal Department of Energy’s Advanced Technology Vehicle Manufacturing Loan Program (“ATVMLP”) to finance high volume production (10,000+ units/year), engaging sales efforts focused on fleet deployments, and expanding our service network.

We have contracted with a lean design consultant to evaluate Arcimoto’s manufacturing processes and supply chain management in order to drive down costs and begin high-volume production of Arcimoto ultra-efficient electric vehicles.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

In 2019, Arcimoto generated cash flow from retail production vehicle sales for the first time. Cash inflow from vehicle sales has been substantially reduced following the suspension of production due to the COVID-19 pandemic.

Our capital expenditures for low-volume production are substantially complete, with minimal (approximately $1,600,000) capital costs in our 2020 plan for tooling, quality test equipment, leasehold improvements, service and delivery vehicles. We are bringing the thermo forming of body panels inhouse and ordered approximately $1,162,000 in equipment for this. Approximately $1,108,000 of this amount has been financed at interest rates ranging from 4.37% to 5.66% and terms from 60 to 84 months, as discussed in the subsequent events notes to the financial statements. The Company is preparing a significant ATVMLP application to finance high volume production.

Operating expenses decreased by approximately 30%, or $1,981,000, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This decrease was due to transferring approximately $1,989,000 in overhead to Cost of Goods Sold now that the Company is in production and these functions are no longer performing R&D. The number of employees increased by approximately 4%, from 99 as of June 30, 2019 to 103 employees as of June 30, 2020. In December 2017, we moved into an approximately 32,000 square-foot facility from our previous 5,000 square-foot facility. In June 2018, we added 5,291 square feet of manufacturing and office space, and in October 2018, we re-negotiated the lease for this space. From December 2019 to March 2020 we added another approximately 21,600 square feet of manufacturing and office space. As a result, we incurred costs associated with equipping the employees, implementing systems, and running the larger facilities. R&D costs decreased by approximately 76%, or $2,363,000, during the six months ended June 30, 2020, as this was the majority of the overhead moved to Cost of Goods Sold. Work was focused on developing hard doors for the FUV, the Deliverator, and Emergency Responder. Sales and marketing costs increased by approximately 23%, or $120,000. Approximately 133%, or $159,000, of the increase was for developing the franchise rental business, the reminder of the increase was due to a 10% increase in non-cash compensation a 9% decrease in salaries and benefits and a 14% decrease in marketing activities. General and administrative cost increased mainly due to investor relations.

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

Results of Operations

Three Months Ended June 30, 2020 versus three months ended June 30, 2019

Revenues

We had approximately $269,000 in revenue, comprising of approximately $255,000 in revenue from the sales of our vehicles, and approximately $14,000 in revenue from merchandise and outside metal fabrication during the three months ended June 30, 2020. We had approximately $9,000 in revenue from merchandise, and outside metal fabrication during the three months ended June 30, 2019.

Cost of Goods Sold

We had approximately $1,209,000 in Cost of Goods Sold (“COGS”), comprising approximately $771,000 in overhead and underutilized factory capacity, $232,000 in FUV parts from the sale of our vehicles, approximately $10,000 in warranty reserves and approximately $9,000 in COGS from merchandise and outside metal fabrication, and by an approximately $187,000 increase in COGS due to an adjustment to inventory for loss, obsolescence, purchase price variance and scrap during the three months ended June 30, 2020. We had $3,253 in COGS from merchandise, and outside metal fabrication during the three months ended June 30, 2019.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our pre-production manufacturing, engineering and research teams, external lab testing costs, and prototyping materials expense, as discussed above. R&D expenses for the three months ended June 30, 2020 and 2019 were approximately $284,000 and $2,037,000, respectively. The primary reason for the decrease in R&D expenses of $1,752,000, or 86%, resulted from a decrease in engineering salaries and benefits, as direct and indirect labor allocated to COGS, of approximately $674,000, a $315,000 decrease in cash compensation offset by an increase of $58,000 in non-cash compensation, a decrease in materials and testing of approximately $749,000, a decrease in tools and equipment expense of approximately $56,000, and a $16,000 decrease in computer, licenses and subscriptions expense. The major R&D projects during the three months ended June 30, 2020 were the development of hard doors for the FUV, the Deliverator and Emergency Responder.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the three months ended June 30, 2020 and 2019 were approximately $305,000 and $277,000, respectively. The primary reasons for the increase in sales and marketing expenses during the three months ended June 30, 2020 of approximately $28,000, or 10%, as compared to the prior period was a $103,000 increase in rental franchise development expenses, offset by a $40,000 decrease in public relations and marketing expense, a $32,000 decrease in cash compensation and a $3,000 decrease in non-cash compensation.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the three months ended June 30, 2020 were approximately $1,758,000 as compared to approximately $1,421,000 for the same period last year, representing an increase of approximately $337,000, or 24%. The primary reasons for the increase in the current period was due to a $297,000 increase in expenses associated with being a publicly traded corporation (investor relations, insurance, and professional fees), a $174,000 increase in non-cash compensation, and a $59,000 increase in depreciation expense. These increases were offset by a $66,000 decrease in cash compensation, a $97,000 overhead allocation to COGS, a $20,000 decrease in lobbying expense, and a $10,000 decrease in bank fees.

Interest Expense

Interest expense for the three months ended June 30, 2020 was approximately $416,000, as compared to $194,000 during the three months ended June 30, 2019. Approximately $150,000 was amortization of the FOD Capital, LLC note extension fee, $69,000 of the increase in interest expense was for convertible notes, and $3,000 was for additional equipment financing and other interest.

Six Months Ended June 30, 2020 versus six months ended June 30, 2019

Revenues

We had approximately $885,000 in revenue, comprising of approximately $853,000 in revenue from the sales of our vehicles, and approximately $32,000 in revenue from merchandise and outside metal fabrication during the six months ended June 30, 2020. We had approximately $11,000 in revenue from merchandise, and outside metal fabrication during the six months ended June 30, 2019.

Cost of Goods Sold

We had approximately $2,898,000 in Cost of Goods Sold (“COGS”), comprising approximately $1,989,000 in overhead and underutilized factory capacity, $882,000 in FUV parts from the sale of our vehicles, approximately $39,000 in warranty reserves and approximately $26,000 in COGS from merchandise and outside metal fabrication during the six months ended June 30, 2020. This was offset by an approximately $37,000 reduction in COGS due to an adjustment to inventory for loss, obsolescence, purchase price variance and scrap. We had $4,720 in COGS from merchandise, and outside metal fabrication during the six months ended June 30, 2019.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our pre-production manufacturing, engineering and research teams, external lab testing costs, and prototyping materials expense, as discussed above. R&D expenses for the six months ended June 30, 2020 and 2019 were approximately $733,000 and $3,097,000, respectively. The primary reason for the decrease in R&D expenses of $2,364,000, or 76%, resulted from an increase in facilities cost of $75,000, a decrease in engineering salaries and benefits, as direct and indirect labor allocated to COGS, of approximately $1,679,000, a $48,000 decrease in cash compensation offset by an increase of $157,000 in non-cash compensation, a decrease in materials and testing of approximately $789,000, a decrease in tools and equipment expense of approximately $25,000, and a $55,000 decrease in computer, licenses and subscriptions expense. The major R&D projects during the six months ended June 30, 2020 were the development of hard doors for the FUV, the Deliverator and Emergency Responder.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the six months ended June 30, 2020 and 2019 were approximately $642,000 and $522,000, respectively. The primary reasons for the increase in sales and marketing expenses during the six months ended June 30, 2020 of approximately $120,000, or 23%, as compared to the prior period was a $159,000 increase in rental franchise development expenses, and a $4,000 increase in non-cash compensation offset by a $19,000 decrease in public relations and marketing expense, and a $24,000 decrease in cash compensation.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the six months ended June 30, 2020 were approximately $3,254,000 as compared to approximately $2,992,000 for the same period last year, representing an increase of approximately $262,000, or 9%. The primary reasons for the increase in the current period was due to a $269,000 increase in expenses associated with being a publicly traded corporation (investor relations, insurance, and professional fees), a $276,000 increase in non-cash compensation, a $95,000 increase in depreciation expense, and a $22,000 increase in cash compensation,. These increases were offset by a $310,000 overhead allocation to COGS, a $85,000 decrease in lobbying expense, and a $5,000 decrease in bank fees.

Interest Expense

Interest expense for the six months ended June 30, 2020 was approximately $663,000, as compared to $388,000 during the six months ended June 30, 2019. Approximately $300,000 of the increase was amortization of the FOD Capital, LLC note extension fee, $121,000 of the increase in interest expense was for convertible notes, and $16,000 of the increase was for equipment financing and other interest. These increases were offset by a $162,000 decrease in interest expense for the FOD Capital, LLC warrant OID amortization which was completed on December 31, 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had approximately $7,764,000 in cash and cash equivalents, representing an increase in cash and cash equivalents of approximately $1,931,000 from December 31, 2019. In July 2020, we raised approximately $15,366,000 of additional cash. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with well in excess of 12 months of liquidity. The amount and timing of funds that we may raise is undetermined and could vary based on a number of factors, including our ongoing liquidity needs, our current capitalization, as well as access to current and future sources of liquidity.

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

During the six months ended June 30, 2020, cash used in operating activities was approximately $6,345,000, which was primarily the result of our net loss incurred of approximately $7,298,000, a decrease in accrued liabilities of approximately $123,000, a decrease in customer deposits of approximately $180,000, decrease in warranty accrual of approximately $32,000, and an increase in inventories of approximately $1,889,000 related to materials for our electric vehicles. These increases in cash outflows were partially offset by stock-based compensation of approximately $733,000, depreciation expense of approximately $439,000, amortization of capital debt of approximately $311,000, decrease in accounts receivable of approximately $231,000, decrease of prepaid inventory of approximately $693,000, increase in accounts payable of approximately $484,000, and decrease in other current assets of approximately $304,000.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relates to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the six months ended June 30, 2020, the Company paid approximately $334,000 for manufacturing equipment and fixed asset purchases, and approximately $46,000 for security deposits.

During the six months ended June 30, 2019, the Company paid approximately $61,000, for manufacturing equipment and tooling fixed asset purchases.

Cash Flows from Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was approximately $8,655,000, compared to net cash provided of $3,829,000 during the six months ended June 30, 2019. Cash flows provided by financing activities during the six months ended June 30, 2020 comprised of proceeds from the issuance of common stock through our S-3 offering of approximately $12,785,000, proceeds from the paycheck protection program loan of approximately $1,069,000, payments on capital lease obligations amounting to approximately $218,000, offering costs of approximately $996,000, repayment of convertible notes payable to related parties of approximately $188,000, repayment of convertible notes payable of approximately $500,000, and repayments of notes payable of approximately $3,296,000.

During the six months ended June 30, 2019, net cash provided by financing activities was approximately $3,829,000. Cash flows provided by financing activities during the six months ended June 30, 2019 mainly comprised of payments on capital lease obligations amounting to approximately $192,000, offering costs of approximately $255,000, and proceeds from, the issuance of our common stock through the exercise of employee stock options of approximately $11,000, the issuance of our common stock through our S-3 of $3,400,000 and through a Series 4(a)(2) offering of approximately $865,000.

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

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended June 30, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ARCIMOTO, INC.

Date: August 19, 2020	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Principal Financial and Chief Accounting Officer