Form 10-Q
period 2020-09-30
Arcimoto Inc
filed 2020-11-16
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of November 16, 2020, there were approximately 31,855,438 shares of the registrant’s common stock issued and outstanding.

ARCIMOTO, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ARCIMOTO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$16,970,902	$5,832,489
Accounts receivable, net	33,918	244,450
Inventory	6,230,078	3,734,488
Prepaid inventory	603,381	1,194,695
Other current assets	584,833	665,079
Total current assets	24,423,112	11,671,201

Property and equipment, net	5,794,166	4,732,544
Security deposits	95,708	41,988
Total assets	$30,312,986	$16,445,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$405,828	$339,835
Accrued liabilities	809,817	816,013
Customer deposits	561,020	793,524
Current portion of capital lease obligations	473,828	433,967
Convertible notes payable, related parties	—	1,150,907
Convertible notes payable, net of discount	—	837,557
Notes payable, net of discount	234,449	3,032,438
Current portion of warranty reserve	36,831	90,000
Current portion of deferred revenue	110,131	31,174
Current portion of note payable to bank	601,537	—
Total current liabilities	3,233,441	7,525,415

Capital lease obligations, net of current portion	1,446,238	1,179,700
Warranty reserve, net of current portion	83,000	45,000
Deferred revenue, net of current portion	56,250	85,500
Note payable to bank, net of current portion	467,149	—
Total long-term liabilities	2,052,637	1,310,200
Total liabilities	5,286,078	8,835,615

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series A-1 Preferred Stock, no par value, 1,500,000 authorized; none issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Class C Preferred Stock, no par value, 2,000,000 authorized; none issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Preferred Stock, no par value, 1,500,000 authorized, none issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common Stock, no par value, 60,000,000 shares authorized; 31,855,438 and 24,436,389 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	71,952,512	43,573,529
Additional paid-in capital	3,323,209	2,344,751
Accumulated deficit	(50,248,813)	(38,308,162)
Total stockholders’ equity	25,026,908	7,610,118

Total liabilities and stockholders’ equity	$30,312,986	$16,445,733

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product sales	$620,438	$19,900	$1,473,428	$19,900
Grant revenue	10,000	—	10,000	—
Other revenue	53,457	13,411	85,800	24,570
Total revenues	683,895	33,311	1,569,228	44,470
Cost of goods sold	2,046,466	66,280	4,944,801	71,000
Gross loss	(1,362,571)	(32,969)	(3,375,573)	(26,530)

Operating expenses:
Research and development	1,314,053	2,343,015	2,047,341	5,439,610
Sales and marketing	361,508	309,111	1,003,681	831,410
General and administrative	1,575,890	1,075,726	4,830,236	4,068,133
Total operating expenses	3,251,451	3,727,852	7,881,258	10,339,153

Loss from operations	(4,614,022)	(3,760,821)	(11,256,831)	(10,365,683)

Other expense (income):
Interest expense	29,120	262,291	691,729	649,812
Other income	—	(837)	(7,500)	(2,255)
Foreign exchange gain	(409)	—	(409)	—

Net loss	$(4,642,733)	$(4,022,275)	$(11,940,651)	$(11,013,240)

Weighted average common shares - basic and diluted	31,677,467	18,381,328	27,111,633	17,079,633
Net loss per common share - basic and diluted	$(0.15)	$(0.22)	$(0.44)	$(0.64)

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2018	—	$—	2,000,000	$—	15,032,341	$30,102,738	$930,869	$(22,966,473)	$8,067,134
Issuance of common stock for accounts payable	—	—	—	—	10,947	36,782	—	—	36,782
Issuance of common stock for cash	—	—	—	—	1,088,333	4,264,999	—	—	4,264,999
Exchange of Class C Preferred stock for common stock	—	—	(2,000,000)	—	2,000,000	—	—	—	—
Exercise of stock options	—	—	—	—	3,388	10,502	—	—	10,502
Offering costs	—	—	—	—	—	(255,202)	—	—	(255,202)
Stock options exercised - cashless	—	—	—	—	53,684	—	—	—	—
Warrants exercised - cashless	—	—	—	—	203,252	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	463,206	—	463,206
Net loss	—	—	—	—	—	—	—	(11,013,240)	(11,013,240)
Balance at September 30, 2019	—	$—	—	$—	18,391,945	$34,159,819	$1,394,075	$(33,979,713)	$1,574,181

Balance at December 31, 2019	—	$—	—	$—	24,436,389	$43,573,529	$2,344,751	$(38,308,162)	$7,610,118
Issuance of common stock for accounts payable	—	—	—	—	60,591	181,329	—	—	181,329
Issuance of common stock for cash	—	—	—	—	5,736,667	26,501,001	—	—	26,501,001
Issuance of common stock under convertible notes	—	—	—	—	333,924	1,419,177	—	—	1,419,177
Issuance of common stock to satisfy director award	—	—	—	—	5,546	8,929	(8,929)	—	—
Exercise of warrants	—	—	—	—	471,428	1,761,373	(111,374)	—	1,649,999
Exercise of stock options	—	—	—	—	5,225	156,464	(133,758)	—	22,706
Warrants exercised - cashless	—	—	—	—	689,439	—	—	—	—
Stock options exercised - cashless	—	—	—	—	116,229	—	—	—	—
Offering costs incurred on placements of common stock	—	—	—	—	—	(1,649,290)	—	—	(1,649,290)
Stock-based compensation	—	—	—	—	—	—	1,232,519	—	1,232,519
Net loss	—	—	—	—	—	—	—	(11,940,651)	(11,940,651)
Balance at September 30, 2020	—	$—	—	$—	31,855,438	$71,952,512	$3,323,209	$(50,248,813)	$25,026,908

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock		Additional	Stock		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity
Balance at June 30, 2019	—	$—	—	$—	18,347,324	$34,123,037	$1,213,059	$—	$(29,957,438)	$5,378,658
Issuance of common stock for accounts payable	—	—	—	—	10,947	36,782	—	—	—	36,782
Warrants exercised - cashless	—	—	—	—	33,674	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	181,016	—	—	181,016
Net loss	—	—	—	—	—	—	—	—	(4,022,275)	(4,022,275)
Balance at September 30, 2019	—	$—	—	$—	18,391,945	$34,159,819	$1,394,075	$—	$(33,979,713)	$1,574,181

Balance at June 30, 2020	—	$—	—	$—	28,442,982	$56,871,882	$6,783,421	$(3,715,000)	$(45,606,080)	$14,334,223
Issuance of common stock for cash	—	—	—	—	2,113,000	13,716,000	(3,715,000)	3,715,000	—	13,716,000
Issuance of common stock for accounts payable	—	—	—	—	17,135	100,000	—	—	—	100,000
Exercise of warrants	—	—	—	—	471,428	1,761,373	(111,375)	—	—	1,649,998
Exercise of stock options	—	—	—	—	5,225	156,464	(133,758)			22,706
Warrants exercised - cashless	—	—	—	—	689,439	—	—	—	—	—
Stock options exercised - cashless	—	—	—	—	116,229	—	—	—	—	—
Offering costs incurred on placements of common stock	—	—	—	—	—	(653,207)	—	—	—	(653,207)
Stock-based compensation	—	—	—	—	—	—	499,921	—	—	499,921
Net loss	—	—	—	—	—	—	—	—	(4,642,733)	(4,642,733)
Balance at September 30, 2020	—	$—	—	$—	31,855,438	$71,952,512	$3,323,209	$—	$(50,248,813)	$25,026,908

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(11,940,651)	$(11,013,240)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	676,122	515,659
Amortization of debt discount	310,508	242,933
Stock-based compensation	1,232,519	463,206
Gain on foreign exchange transaction	(409)	—
Loss on scrapped Beta FUV finished goods inventory	—	147,305
Loss on disposal of property and equipment	—	710,290
Changes in operating assets and liabilities
Accounts receivable	210,532	(4,628)
Inventory	(2,495,181)	(2,616,585)
Prepaid inventory	591,314	—
Other current assets	314,694	(203,502)
Accounts payable	247,322	600,246
Accrued liabilities	102,088	810,038
Customer deposits	(232,504)	529,700
Warranty reserve	(15,169)	(4,300)
Deferred revenue	49,707	105,000
Net cash used in operating activities	(10,949,108)	(9,717,878)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,097,307)	(100,041)
Security deposits	(53,720)	—
Net cash used in investing activities	(1,151,027)	(100,041)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	26,501,001	4,264,999
Payment of offering costs	(1,649,290)	(255,202)
Proceeds from note payable to bank	1,068,686	—
Proceeds from the exercise of stock options	22,706	10,502
Payment on capital lease obligations	(334,038)	(291,993)
Repayment of convertible notes payable to related parties	(188,079)	—
Repayment of notes payable	(3,332,437)	—
Repayment of convertible notes payable	(500,000)	—
Proceeds from the exercise of warrants	1,649,999	—
Proceeds from related party convertible notes payable	—	1,125,000
Proceeds from convertible notes payable	—	810,000
Net cash provided by financing activities	23,238,548	5,663,306

Net cash increase (decrease) for period	11,138,413	(4,154,613)
Cash at beginning of period	5,832,489	4,903,019
Cash at end of period	$16,970,902	$748,406

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$644,653	$117,445
Cash paid during the period for income taxes	$150	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes payable and accrued interest converted to common stock	$1,419,177	$—
Portion of equipment acquired through capital leases	$640,437	$88,850
Stock issued for payment of accounts payable	$181,329	$36,782
Insurance finance agreement	$234,448	$122,571
Accrued interest converted to notes payable	$—	$48,972

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: NATURE OF OPERATIONS

Arcimoto, Inc. (the “Company”) was incorporated in the State of Oregon on November 21, 2007. The Company’s mission is to catalyze the global shift to a sustainable transportation system. Over the past 13 years, the Company has developed a new vehicle platform designed around the needs of everyday drivers. Having approximately one-third the weight and one-third of the footprint of the average car, the Arcimoto platform’s purpose is to bring the joy of ultra-efficient, pure electric driving to the masses. To date, the Company has introduced five vehicle products built on this platform that target specific niches in the vehicle market: our flagship product, the Fun Utility Vehicle® (“FUV®”), for everyday consumer trips; the Deliverator® for last-mile delivery and general fleet utility; the Rapid Responder™ for emergency services and security; the Cameo™ for film, sports and influencers; and the Arcimoto Roadster, an unparalleled pure-electric on-road thrill machine.

Risks and Uncertainties

We started retail production in the third quarter of 2019 at one FUV per build day and ramped to two per build day in the first quarter of 2020 before suspending production in response to the COVID-19 pandemic. We restarted production and resumed deliveries to customers in the third quarter of 2020. As result of the suspension revenues from the first three quarters of 2020 were negatively impacted. Revenues from the fourth quarter of 2020 and subsequent quarters may be negatively impacted based on the length and severity of the pandemic.

Further, Arcimoto does not have a history of higher-scale production and may encounter delays or inefficiencies in its sales and manufacturing processes, which may prevent or delay achieving higher-scale production within anticipated timelines. In order to achieve higher-scale production, the Company may need to raise additional capital and there can be no assurance such capital will be available upon reasonable terms, if at all.

Additionally, the Company’s business and operations are sensitive to governmental policies on importation and exportation, as well as the availability of vehicle components from suppliers, which themselves may be impacted by pandemics and such, lest we mention the ever-shifting general landscape of governmental policy related to cars and motorcycles.

The Company’s industry is characterized by rapid changes in technology and customer demands. The Company’s future success will depend on its ability to adapt to technological advances, its adroit anticipation of customer demands, its development of well-considered new products and services, and the enhancement of its current products and services on a timely and cost-effective basis.

Finally, the Company may not have the capital resources necessary to further the development of existing and/or new products.

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

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2020, and the results of its operations for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. Results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2020.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”)) or market value. Inventories consist of purchased electric motors, electrical storage and transmission equipment, and component parts.

	September 30, 2020	December 31, 2019
Raw materials	$6,128,033	$3,650,466
Work in progress	—	25,340
Finished goods	102,045	58,682
Total	$6,230,078	$3,734,488

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

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all common stock warrants and common stock options outstanding were anti-dilutive.

At September 30, 2020 and 2019, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below using the Treasury Stock Method, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options and other instruments under the 2012, 2015, and 2018 Plans to purchase common stock	1,959,681	669,308	1,105,733	739,545
Underwriters and investors warrants issued outside of an EEP	268,484	—	19,019	4,499
Total	2,228,165	669,308	1,124,752	744,044

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

NOTE 4: CONCENTRATIONS

Payables

As of September 30, 2020 and December 31, 2019, the Company had two and one, respectively, significant vendors in each period that accounted for more than 10% of the Company’s payables balances. The loss of these vendors would not have a significant impact on the Company’s operations.

Purchases/Inventory

As of September 30, 2020 and December 31, 2019, the Company had two significant vendors that accounted for more than 10% of the Company’s inventory balances. As of September 30, 2020 these vendors accounted for 37% and 16% of inventory balances. As of December 31, 2019, these vendors accounted for 17% and 23% of inventory balances. The loss of these vendors would not have a significant impact on the Company’s operations.

NOTE 5: PROPERTY AND EQUIPMENT

As of September 30, 2020 and December 31, 2019, our property and equipment consisted of the following:

	September 30, 2020	December 31, 2019
Computer equipment and software	$94,384	$77,583
Furniture and fixtures	52,007	46,839
Machinery and equipment	5,161,144	4,699,383
FUV rental fleet	103,316	—
Leasehold improvements	774,046	774,046
Fixed assets in process	1,415,697	264,999
Total property and equipment	7,600,594	5,862,850
Less: Accumulated depreciation	(1,806,428)	(1,130,306)
Total	$5,794,166	$4,732,544

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Fixed assets in process is comprised primarily of leasehold improvements, tooling and equipment related to the manufacturing of our vehicles. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use.

Depreciation expense was approximately $238,000 and $676,000 during the three and nine months ended September 30, 2020, respectively, and was approximately $173,000 and $516,000 during the three and nine months ended September 30, 2019, respectively.

NOTE 6: CAPITAL LEASE OBLIGATIONS

As of September 30, 2020, the Company has financed a total of approximately $3,190,000 of its capital equipment purchases with monthly payments ranging from $362 to $8,582, repayment terms ranging from 48 to 72 months, and effective interest rates ranging from 4.52% to 9.90%. Total monthly capital lease payments as of September 30, 2020 are $47,267. These lease obligations mature ranging from January 2022 through July 2027 and are secured by approximately $2,909,000 in underlying assets which have approximately $687,000 in accumulated depreciation as of September 30, 2020. The balance of capital lease obligations was approximately $1,920,000 and $1,614,000 as of September 30, 2020 and December 31, 2019, respectively.

NOTE 7: NOTES PAYABLE

On December 27, 2018, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with FOD Capital, LLC, a Florida limited liability company (the “Investor”), pursuant to which the Company issued to the Investor (i) 500,000 shares of its common stock, no par value per share at a purchase price of $3.00 per share (the “Shares”), (ii) a warrant to purchase up to 942,857 shares of common stock at $3.50 per share (the “Warrant”), and (iii) a senior secured note in the principal amount of $3,000,000 (the “Note”). See Note 8 for additional details. On September 12, 2019, the Company issued an additional $500,000 note (“additional Note”) to the Investor, net of a $15,000 discount. The additional Note principal plus accrued interest is convertible into the Company’s common stock at a conversion price per share of $4.25. Accrued interest expense excluding the discount amortization for the nine-month period ended September 30, 2020 was $164,572. The discount amortized for the nine-month period ended September 30, 2020 was the remaining discount on the notes of $310,508. The discount amortized for the nine-month period ended September 30, 2019 was $242,933. On June 15, 2020, both notes were repaid in cash, principal in the amount of $3,500,000 and accrued interest in the amount of $479,809 for a total payment of $3,979,809.

During the nine months ended September 30, 2020, the Company had 10%, one-year convertible promissory notes outstanding totaling $1,310,893, of which $962,829 was due to related parties. The notes were due in July 2020. The notes were payable in cash or convertible into common stock at $4.25 per share at the option of the holder. On June 25, 2020, certain Notes were converted in accordance with the Subscription Agreement. As a result, principal amounts of $1,310,893, of which $962,829 was to related parties and unpaid accrued interest of $108,284, of which $71,725 was to related parties, were converted into 333,924 shares of common stock at a conversion price of $4.25 per share. The Company also paid an aggregate of $688,079 of cash to settle principal, of which $188,079 was to related parties, and $80,953 of accrued interest, of which $41,691 was to related parties, to settle the remaining convertible notes. Interest expense was $53,284 for the nine months ended September 30, 2020.

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

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock

The Company has reserved a total of 5,095,289 shares of its common stock pursuant to the equity incentive plans (see Note 9). The Company has 4,037,929 and 3,293,135 stock units, options and warrants outstanding under these plans as of September 30, 2020 and December 31, 2019, respectively.

The Company has 693,667 and 2,109,839 shares of its common stock reserved for warrants issued outside of the equity incentive plans as of September 30, 2020 and December 31, 2019, respectively.

Common Stock Issued for Accounts Payable

The Company issued 60,591 common shares for services or materials with a fair value of $181,329 during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company issued 10,947 restricted common shares for services with a fair value of $36,782. The shares were valued based on the stock price at the time of the grant when the performance commitment was complete. The shares issued during the during the nine months ended September 30, 2020 and 2019 were to settle existing accounts payable.

Exercise of Stock Options and Warrants

A total of 5,225 employee options, with exercise prices ranging from $4.33 to $4.52 per share were exercised for total proceeds to the Company of $22,706 during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, a total of 3,388 employee options were exercised at a price per share of $3.10 for total proceeds to the Company of $10,502.

A total of 171,470 employee options with exercise prices ranging from $2.0605 to $4.52 per share were exercised in cashless transactions at market prices ranging from $6.32 to $7.64 per share and a total of 34,666 options issued to a consultant with exercise prices ranging from 2.54 and 3.57 were also exercised in a cashless transaction at a market price of $7.638, which was based on the Company’s daily closing prices surrounding the transaction dates. The transactions resulted in the issuance of 93,766 shares of common stock issued for qualified options to employees and 22,463 shares issued of common stock for non-qualified options issued to a consultant during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, a total of 119,637 employee options, with exercise prices ranging from $2.0605 to $3.10 per share, were exercised in cashless transactions at market prices ranging from $2.864 to $5.212 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates. The transactions resulted in the issuance of a total of 53,684 shares of the Company’s common stock.

A total of 5,546 director deferred stock units were converted to common shares during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, no director deferred stock units were converted to common shares.

A total of 50,004 employee warrants with an exercise price of $0.50 per share were exercised in a cashless transaction at a market price of $7.484 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates. The transaction resulted in the issuance of a total of 46,663 shares of the Company’s common stock during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, a total of 245,688 employee warrants, 75,688 with an exercise price of $0.50 per share and 170,000 with an exercise price of $0.9375 per share, were exercised in cashless transactions at market prices ranging from $3.162 to $5.212 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates. The transactions resulted in the issuance of a total of 203,252 shares of the Company’s common stock.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

A total of 944,444 warrants issued to investors with an exercise price of $2.83 per share were exercised in a cashless transaction at a market price of $8.86 per share, which was based on the bid price of the Company’s common stock on the Nasdaq Capital Market as reported by Bloomberg L.P. as of the time of the holder’s execution of the applicable notice of exercise. The transaction resulted in the issuance of a total of 642,776 shares of the Company’s common stock during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, no warrants issued to investors were exercised.

A total of 471,428 warrants issued to an investor with an exercise price of $3.50 per share were exercised for total proceeds to the Company of $1,649,999 during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, no warrants issued to investors were exercised.

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

On July 9, 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to issue in a registered direct offering an aggregate of 1,370,000 shares of the Company’s common stock, no par value per share, at a purchase price per share of $7.30 for aggregate gross proceeds of approximately $10.0 million. The Securities Purchase Agreement includes customary representations, warranties and covenants by the Company. The Company incurred placement agent fees of $600,000 related to the offering.

Aggregate other cost of the three offerings for legal and accounting was approximately $59,000.

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

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Stock-based compensation, including stock-options, warrants and stock issued for compensation and services is included in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$64,810	$52,359	$164,025	$125,925
Sales and marketing	31,121	23,849	86,027	61,455
General and administrative	315,274	104,808	762,520	275,826
Cost of goods sold	88,716	—	219,947	—
Total	$499,921	$181,016	$1,232,519	$463,206

Consulting Agreement with Common Stock Compensation

During the nine months ended September 30, 2020, the Company issued 60,591 common shares for accounts payable with a fair value of $181,329. The shares were valued based on the stock price at the time of the grant when the performance commitment was complete. 32,749 of these shares were for the August 3, annual renewal of an investor relations consulting contract. The terms of the contract call for the issuance of $100,000 worth of common shares issued at each annual renewal based on the market price at the time of the renewal. In addition to the payment in common shares, this consultant receives cash payments of $7,500 per month and payments for additional services as needed. During the three-month periods ending September 30, 2020 and 2019, we paid this investor relations consultant $94,500 and $0 respectively. During the nine-month periods ending September 30, 2020 and 2019, we paid the same investor relations consultant $334,500 and $48,251 respectively, which included significant additional services.

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

The 2018 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or NQSOs and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of September 30, 2020, the Company had a remaining reserve of 1,051,915 shares of common stock under the 2018 Plan. Awards that are forfeited generally become available for grant under the 2018 Plan.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Employee stock-based compensation expense under the 2018 Plan included in operating expenses for the three and nine months ended September 30, 2020 was $474,174 and $1,143,127, respectively.

Employee stock-based compensation expense under the 2018 Plan included in operating expenses for the three and nine months ended September 30, 2019 was $132,335 and $338,278, respectively.

Total compensation cost related to non-vested awards issued under the 2018 Plan not yet recognized as of September 30, 2020 was approximately $4,160,423 and will be recognized on a straight-line basis through September 2023 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

On January 6, 2020, the board of directors approved a director deferred compensation plan under the 2018 Plan. The deferred compensation plan calls for stock units to be held on account for each director and issued 90 days after separation from service as a director. If cash reserves are estimated to be less than the amount needed for five months of operations the Directors are required to take their compensation in Deferred Stock Units under the 2018 Plan, otherwise, Directors have the option of taking compensation in any combination of cash or Deferred Stock Units. For the nine months ended September 30, 2020, a total of 143,644 stock units with a value of $507,529, based on the closing price on the last day of the quarter, were reserved and expensed. 28,673 of the stock units were valued with a price per share of $1.61 based on the closing stock price on the last trading day of the fourth quarter of 2019, and were recorded as a $46,163 expense on January 6, 2020 because the plan was adopted by the Board of Directors retroactively to the fourth quarter 2019. 46,584 of the stock units were valued with a price per share of $1.15 based on the closing stock price on the last trading day of the first quarter of 2020, and were recorded as a $53,572 expense on March 31, 2020. 33,486 of the stock units were valued with a price per share of $5.32 based on the closing stock price on the last trading day of the second quarter of 2020, and were recorded as a $178,146 expense on June 30, 2020. 34,901 of the stock units were valued with a price per share of $6.58 based on the closing stock price on the last trading day of the third quarter of 2020, and were recorded as a $229,649 expense on September 30, 2020.

On April 27 and June 18, 2020, non-qualified options to purchase 29,666 and 5,000 shares of common stock were issued to a consultant under the 2018 Plan with grant date fair values of $44,956 and $13,430 respectively. The exercise price of the options were $2.54 and $3.57, respectively. These options vested on issuance and were exercised on August 20, 2020, in a cashless transaction at a market price of $7.638 per share resulting in the issuance of 22,463 shares.

On September 11, 2020, non-qualified options to purchase 41,000 shares of common stock were issued to consultants under the 2018 Plan with grant date fair value of $139,544. The exercise price of the options are $5.41. 20,000 of these options vest over two years and 21,000 of these options vest over one year.

During the nine months ended September 30, 2020, qualified options to purchase 912,000 shares of common stock were granted to employees under the 2018 Plan with a grant date fair value of $3,112,715. The options were valued using the Black-Scholes option pricing model with a six-year expected term, risk free interest rates ranging from 0.36% to 0.45%, and an annualized standard deviation of stock price volatility of 69.4% to 74.9%, with a weighted average exercise price of $5.30. These options vest over three years. During the nine months ended September 30, 2019, the Company granted 498,600 options under the 2018 Plan. These options had an exercise price of $4.52 and vest over three years. The total grant date fair value of these options was $963,929.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2015 Stock Incentive Plan

The 2015 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of options that are incentive stock options or NQSOs and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. One million shares of common stock were authorized for issuance under the 2015 Plan. Awards that are forfeited generally become available for grant under the 2015 Plan. As of September 30, 2020, 667,303 shares of common stock were reserved for issuance pursuant to stock options that are outstanding, and 5,444 shares remain available for issuance pursuant to future awards that might be made under the 2015 Plan.

During the nine months ended September 30, 2020, qualified options to purchase 13,000 shares of common stock were granted to employees under the 2015 plan with a grant date fair value of $17,358. During the nine months ended September 30, 2019, 141,600 options were granted under the 2015 Plan with a grant date fair value of $273,751.

Employee stock-based compensation expense included in operating expenses for the three and nine months ended September 30, 2020 related to the 2015 Plan was $25,747 and $89,392, respectively.

Employee stock-based compensation expense included in operating expenses for the three and nine months ended September 30, 2019 related to the 2015 Plan was $48,681 and $124,928, respectively.

Total compensation cost related to non-vested awards not yet recognized as of September 30, 2020 was $138,178 and will be recognized on a straight-line basis through May 2023 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

2012 Employee Stock Benefit Plan

The 2012 Plan provides the Company the ability to grant to directors, employees, consultants, advisors or independent contractors shares of common stock of the Company through the grant of warrants and/or the grant of common stock. The Company originally reserved 1,000,000 shares of common stock for issuance under the 2012 Plan. Awards that are forfeited generally become available for grant under the 2012 Plan. As of September 30, 2020, 608,312 shares of common stock were reserved for issuance pursuant to warrants that are issued and outstanding under the 2012 Plan and 1 share remains available for issuance pursuant to future awards that might be made under the 2012 Plan. Warrants expire 10 to 15 years from the grant date and were vested when issued. The warrants were fully expensed prior to 2019.

NOTE 10: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $10,100 per vehicle for Retail Series production vehicles and $42,000 per vehicle for Signature Series vehicles for purposes of securing a vehicle production slot. As of September 30, 2020 and December 31, 2019, the Company’s balance of deposits received was approximately $561,000 and $794,000, respectively. As of September 30, 2020, and December 31, 2019, $393,524 and $374,524, respectively, of these deposits were refundable upon demand. Deposits are included in current liabilities in the accompanying balance sheets. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable and any additional deposit required must be paid prior to the start of the manufacturing process. There were $100 and $11,200 customer deposits from related parties as of September 30, 2020 and December 31, 2019, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Litigation

On March 6, 2020, the Company filed a complaint (“the Complaint”) against Ayro, Inc. (“Ayro”), accusing Ayro of patent infringement in Federal District Court for the Western District of Texas, Waco Division (Case No. 6:20-cv-00176-ADA) (“the Ayro Litigation”). In the Complaint, Arcimoto alleges that Ayro’s 311 two-seater electric vehicles infringe U.S. Patent 8,985,255 (the “255 Patent”). The Complaint asks for monetary damages and enhanced damages due to willful infringement of the 255 Patent by Ayro. On March 27, 2020, Ayro answered the Complaint, denying liability and asserting counterclaims of noninfringement and patent invalidity. The Court held a Markman Hearing on October 15, 2020 to construe the meaning of certain disputed claim terms. At the Markman hearing the Court adopted four of six constructions proposed by Arcimoto. Discovery on the litigation has begun and the Court set a jury trial for July 19, 2021 The Company remains committed to protecting its valuable intellectual property.

NOTE 12: SUBSEQUENT EVENTS

On November 4, 2020 the Company financed $440,754 of its Director and Officers insurance annual renewal premium at 4.64% for nine monthly payments of $49,924.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2020. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Arcimoto’s mission is to catalyze the shift to a sustainable transportation system. Since our incorporation, we have been engaged primarily in the design, development, manufacture, sale and rental of ultra-efficient three-wheeled electric vehicles. Arcimoto’s fundamental thesis: there is disconnect between the size and efficiency of a car (~4,000 pounds of material that can carry 5 to 7 people) and how people use cars on a daily basis (1 or 2 passengers driving an average of 30 miles a day with cargo). Arcimoto, Inc. (the “Company”) was incorporated in the State of Oregon on November 21, 2007.

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

Retail production began on September 19, 2019. In total, Arcimoto produced 57 model year 2019 vehicles, 46 of which were delivered to customers by December 31, 2019. In the nine months ending September 30, 2020, Arcimoto produced 79 model year 2020 vehicles, and delivered 69 vehicles to customers.

In March 2020, Arcimoto launched production pilots of the Rapid Responder and Deliverator product lines. In September 2020, the Company on-roaded its fourth product concept, the Cameo. In November 2020 the Company unveiled its fifth product concept, the Arcimoto Roadster prototype.

For a portion of the first three quarters of 2020, Arcimoto’s production operations were suspended in response to the COVID-19 pandemic. The Company restarted limited production and resumed deliveries to customers in the third quarter.

The Company’s focus is now squarely on volume production planning, in order to push to sustainable profitability and fulfill the thousands of pre-orders in our queue, as well as to meet the demand generated by our pilot fleet vehicles in the field. The Company is currently preparing an application for the Advanced Technology Vehicle Manufacturing Loan Program to secure the funds necessary to execute our growth strategy.

Platform and Technologies

Arcimoto spent its first decade developing and refining eight generations of a new three-wheeled electric vehicle platform: a light-footprint, nimble reverse-trike architecture that features a low center of gravity for stability on the road; dual-motor front-wheel drive for enhanced traction; can be parked three to a space while carrying two large adults comfortably, and is more efficient, by an order of magnitude, than today’s gas-powered cars. The Company has secured 10 utility patents on various constituent technologies and vehicle platform architectures.

Products

Arcimoto’s vehicle products are based on the Arcimoto Platform. While intended to serve very different market segments, an estimated 90% of the constituent parts are the same between all products currently in production and development.

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

We led with a consumer product because we are a consumer-first brand. We believe individuals should be able to choose more efficient, more affordable, and lighter-footprint mobility solutions, so that more of us can participate in the transition to a sustainable transportation future.

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

Arcimoto is initially targeting the more than 50,000 fire stations across the United States that use traditional fire engines and large automobiles to respond to calls. Arcimoto also plans to market the Rapid Responder as a solution for campus security and law enforcement applications.

Deliverator®

Development of the Deliverator was officially announced on March 19, 2019 with the reveal of the first Deliverator prototype.

The Deliverator is a pure electric, last-mile delivery solution designed to more quickly, efficiently, and affordably get goods where they need to go. We plan for the Deliverator to be customizable to carry a wide array of products, from pizza, groceries, and cold goods to the 65 billion parcels delivered worldwide annually.

Cameo (™)

Arcimoto completed a prototype of the Cameo, an FUV equipped with a rear-facing rear seat and a modified roof built for on-road filming in September 2020. We teased the Cameo prototype in several Arcimoto videos in September 2020 and have used the Cameo to shoot all of our own videos since its on-roading. Development of the Cameo is still in the planning stages.

The Cameo is aimed at the film industry, as well as the growing influencer and DIY film market.

Arcimoto Roadster

The Arcimoto Roadster prototype was first introduced in a video released October 30, 2020. Conceived as a pure platform fun machine, the Roadster offers a lower center of gravity, lower overall weight, and potentially improved aerodynamics due to less frontal surface area. We announced the formal development of the Roadster product, in collaboration with industry partners on November 16, 2020.

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Demand for the Retail Series Arcimoto FUV has continued to increase. As of September 30, 2020, we had 4,566 FUV pre-orders with small refundable deposits or fleet order commitments, representing an increase of 369, or approximately 9%, from the 4,197 pre-orders as of December 31, 2019.

In the third quarter of 2019, we completed vehicle testing. Arcimoto tested to verify robustness of its vehicle design, to demonstrate compliance with all Federal Motor Vehicle Safety Standards required for motorcycles, and to demonstrate proper function of voluntarily-added equipment such as the FUV’s 3+3 seat belts. Following completion of compliance testing, we initiated the sales process with our first customers. As sales are completed, pre-order and reservation fees are applied to the purchase price and balances due are collected on delivery.

We temporarily suspended production in March 2020 due to the COVID-19 pandemic. Though conditions in Lane County have worsened since, we resumed limited production in Q2, implementing significant safety measures. We resumed customer deliveries in the third quarter of 2020. With FUV production currently limited, we are focusing on pilot programs for the Rapid Responder and Deliverator, performing value engineering and planning for volume manufacture to achieve sustainable profitability, applying to the Federal Department of Energy’s Advanced Technology Vehicle Manufacturing Loan Program (“ATVMLP”) to finance high volume production (10,000+ units/year), engaging sales efforts focused on fleet deployments, and expanding our service network.

The average sales price, including custom upgrade options, for the three months ended September 30, 2020 was $22,693, $2,793 or 14% above the starting price. We began taking $5,000 non-refundable reservations for the Fun Utility Vehicle in the first quarter of 2019 with a starting price point of $19,900. We secured non-refundable reservations for the first 100 FUVs in anticipation of initial retail production and delivery. In the last week of September 2019, we delivered the first two FUVs. In total, Arcimoto produced 57 model year 2019 FUVs, 46 of which were delivered to customers by December 31, 2019. An additional 69 model year 2019 and 2020 FUVs were delivered to customers during the nine months ended September 30, 2020.

We have contracted with a lean design consultant to evaluate Arcimoto’s manufacturing processes and supply chain management in order to drive down costs and begin high-volume production of Arcimoto ultra-efficient electric vehicles.

Arcimoto’s test of the Rapid Responder in a pilot program with the City of Eugene, the Eugene-Springfield Fire Department (ESFD), is ongoing. A second vehicle is in development for ESFD with a single seat for more cargo capacity. We are evaluating upfitters and defining the process for installation of non-compliant accessories such as lights and sirens and are planning to release pricing and availability for the Rapid Responder in Q1 2021.

We have several ongoing Deliverator pilot programs with individuals, municipalities, and corporate fleets. We are building Deliverators in low volume through the remainder of 2020, delivering to individuals, as well as targeting additional pilot programs, as we tool-up for manufacture and production in 2021.

On September 26, 2020, Arcimoto introduced the beta Configurator, a web tool for selecting vehicle options and visualizing the final configured product. We subsequently opened $2,500 non-refundable reservations for production FUVs through the end of the year to pre-order customers in Washington, California, and Oregon, with a new starting price of $17,900, and many more configurable options than our previous offering. Average sales price as configured for the first 50 reservations is $21,762.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

In 2019, Arcimoto generated cash flow from retail production vehicle sales for the first time. Cash inflow from vehicle sales has been substantially reduced following the suspension of production due to the COVID-19 pandemic.

Our capital expenditures for low-volume production are substantially complete. We are bringing the thermo forming of body panels inhouse and ordered approximately $1,749,000 in equipment for this. Approximately $571,000 of this amount has been financed at interest rates ranging from 5.56% to 5.99% and terms of 72 months. We anticipate a savings of $780 per FUV produced with this automation. We are purchasing two additional welding cells at a total cost of $553,791 for welding the upper and lower frames. We anticipate securing low interest debt for these equipment purchases. We anticipate a savings of $390 per FUV produced with this automation. The Company is preparing a significant ATVMLP application to finance high volume production.

Operating expenses decreased by approximately 24%, or $2,458,000, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This decrease was due to manufacturing overhead being allocated to cost of goods sold with the start of production in September 2019. The number of employees increased by approximately 24%, from 94 as of September 30, 2019 to 117 employees as of September 30, 2020. The increased staff was needed to build out all parts of the Company for selling and servicing vehicles.

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

Results of Operations

Three Months Ended September 30, 2020 versus three months ended September 30, 2019

Revenues

We had approximately $684,000 in revenue, comprising of approximately $620,000 in revenue from the sales of our vehicles, approximately $53,000 in revenue from merchandise and outside metal fabrication, and approximately $10,000 in revenue from grants during the three months ended September 30, 2020. We had approximately $33,000 in revenue, comprising of approximately $20,000 in revenue from the sales of our vehicles, and approximately $13,000 in revenue from merchandise and outside metal fabrication during the three months ended September 30, 2019.

Cost of Goods Sold

We had approximately $2,046,000 in cost of goods sold (“COGS”), comprising approximately $1,280,000 in overhead and underutilized factory capacity, $692,000 in FUV parts from the sale of our vehicles, $9,000 in FUV delivery cost, approximately $32,000 in warranty reserves, approximately $11,000 in COGS from merchandise and outside metal fabrication, and approximately $22,000 in COGS due to an adjustment to inventory for loss, obsolescence, purchase price variance and scrap during the three months ended September 30, 2020. We had $66,280 in COGS from merchandise and outside metal fabrication during the three months ended September 30, 2019.

Operating Expenses

Research and Development Expenses

R&D expenses consist primarily of personnel costs for our pre-production manufacturing, engineering and research teams, external lab testing costs, and prototyping materials expense, as discussed above. R&D expenses for the three months ended September 30, 2020 and 2019 were approximately $1,314,000 and $2,343,000, respectively. The primary reason for the decrease in R&D expenses of $1,029,000, or 44%, resulted from pre-production materials cost reduction with the start of production in September 2019.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the three months ended September 30, 2020 and 2019 were approximately $362,000 and $309,000, respectively. The primary reasons for the increase in sales and marketing expenses during the three months ended September 30, 2020 of approximately $52,000, or 17%, as compared to the prior period was an increase in personnel and public relations, marketing and travel

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the three months ended September 30, 2020 were approximately $1,576,000 as compared to approximately $1,076,000 for the same period last year, representing an increase of approximately $500,000, or 46%. The primary reasons for the increase in the current period was due to $210,000 of non-cash compensation, $179,000 was of legal fees for defending Company patents against infringement and the majority of the remainder was the increased cost of being a public company—investor relations, insurance, and professional fees.

Interest Expense

Interest expense for the three months ended September 30, 2020 was approximately $29,000, as compared to $262,000 during the three months ended September 30, 2019. Interest expense decreased due to paying off all non-equipment financing in June 2020.

Nine Months Ended September 30, 2020 versus nine months ended September 30, 2019

Revenues

We had approximately $1,569,000 in revenue, comprising of approximately $1,473,000 in revenue from the sales of our vehicles, approximately $86,000 in revenue from merchandise and outside metal fabrication, and approximately $10,000 in revenue from grants during the nine months ended September 30, 2020. We had approximately $44,000 in revenue, comprising of $20,000 in revenue from the sales of our vehicles, and approximately $24,000 in revenue from merchandise and outside metal fabrication during the nine months ended September 30, 2019.

Cost of Goods Sold

We had approximately $4,945,000 in COGS, comprising approximately $3,269,000 in overhead and underutilized factory capacity, $1,574,000 in FUV parts from the sale of our vehicles, approximately $31,000 in delivery COGS, approximately $70,000 in warranty reserves and approximately $15,000 in COGS from merchandise and outside metal fabrication during the nine months ended September 30, 2020. This was offset by an approximately $15,000 reduction in COGS due to an adjustment to inventory for loss, obsolescence, purchase price variance and scrap. We had $71,000 in COGS from merchandise and outside metal fabrication during the nine months ended September 30, 2019.

Operating Expenses

Research and Development Expenses

Research and Development expenses consist primarily of personnel costs for our pre-production manufacturing, engineering and research teams, external lab testing costs, and prototyping materials expense, as discussed above. R&D expenses for the nine months ended September 30, 2020 and 2019 were approximately $2,047,000 and $5,440,000, respectively. The primary reason for the decrease in R&D expenses of $3,393,000, or 62%, resulted from approximately $184,000 in personnel cost allocated to manufacturing overhead cost, a $2,026,000 reduction in pre-production material cost, a $138,000 reduction in tools and equipment, a $50,000 reduction in computer and software expense and a $39,000 reduction in regulatory testing.

Sales and Marketing Expenses

Sales and Marketing expenses for the nine months ended September 30, 2020 and 2019 were approximately $1,004,000 and $831,000, respectively. The primary reasons for the increase in sales and marketing expenses during the nine months ended September 30, 2020 of approximately $172,000, or 21%, as compared to the prior period was the cost of developing the sales, franchise and rental business.

General and Administrative Expenses

General and Administrative expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the nine months ended September 30, 2020 were approximately $4,830,000 as compared to approximately $4,068,000 for the same period last year, representing an increase of approximately $762,000, or 19%. The primary reasons for the increase in the current period was due to a $744,000 increase in the cost of being a public company—investor relations increased $392,000, insurance increased $127,000, legal cost increased $123,000 and professional fees increased $101,000. Non-cash compensation increased $487,000 but this was offset by a $206,000 decrease in salaries and $262,000 decrease in other expense.

Interest Expense

Interest expense for the nine months ended September 30, 2020 was approximately $692,000, as compared to $650,000 during the nine months ended September 30, 2019. The increase was due to the convertible notes that were issued between August 14 and September 27, 2019 and paid off in June 2020.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $16,971,000 in cash and cash equivalents, representing an increase in cash and cash equivalents of approximately $11,138,000 from December 31, 2019. In July 2020, we raised approximately $15,366,000 of additional cash. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with well in excess of 12 months of liquidity. The amount and timing of funds that we may raise is undetermined and could vary based on a number of factors, including our ongoing liquidity needs, our current capitalization, as well as access to current and future sources of liquidity.

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

During the nine months ended September 30, 2020, cash used in operating activities was approximately $10,949,000, which was primarily the result of our net loss incurred of approximately $11,941,000, a decrease in customer deposits of approximately $233,000, a decrease in warranty accrual of approximately $15,000, and an increase in inventories of approximately $2,495,000 related to materials for our electric vehicles. These increases in cash outflows were partially offset by stock-based compensation of approximately $1,233,000, depreciation expense of approximately $676,000, amortization of capital debt of approximately $311,000, a decrease in accounts receivable of approximately $211,000, a decrease of prepaid inventory of approximately $591,000, an increase in accounts payable of approximately $247,000, a decrease in accrued liabilities of approximately $102,000, and a decrease in other current assets of approximately $315,000.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relates to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the nine months ended September 30, 2020, the Company paid approximately $1,097,000 for manufacturing equipment and fixed asset purchases, and approximately $54,000 for security deposits.

During the nine months ended September 30, 2019, the Company paid approximately $100,000, for manufacturing equipment and tooling fixed asset purchases.

Cash Flows from Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was approximately $23,239,000, compared to net cash provided of $5,663,000 during the nine months ended September 30, 2019. Cash flows provided by financing activities during the nine months ended September 30, 2020 comprised of proceeds from the issuance of common stock through our registered offerings of approximately $26,501,000, proceeds from the Paycheck Protection Program loan of approximately $1,069,000, payments on capital lease obligations amounting to approximately $334,000, offering costs of approximately $1,649,000, repayment of convertible notes payable to related parties of approximately $188,000, repayment of convertible notes payable of approximately $500,000, repayments of notes payable of approximately $3,332,000, and proceeds from the exercise of warrants of approximately $1,650,000.

During the nine months ended September 30, 2019, net cash provided by financing activities was approximately $5,663,000. Cash flows provided by financing activities during the nine months ended September 30, 2019 mainly comprised of payments on capital lease obligations amounting to approximately $292,000, offering costs of approximately $255,000, and proceeds from, the issuance of our common stock through the exercise of employee stock options of approximately $11,000, the issuance of our common stock through registered offerings of approximately $4,265,000 and through a convertible note offering of approximately $1,950,000 exempt from registration under Section 4(a)(2) of the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1(a)	Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(a)	March 29, 2019
3.1(b)	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Arcimoto, Inc	10-K	001-38213	3.1(b)	March 29, 2019
3.2	Second Amended and Restated Bylaws of Arcimoto, Inc	1-A	024-10710	2.2	August 8, 2017
10.1	Form of Securities Purchase Agreement, dated as of July 9, 2020, by and among Arcimoto, Inc. and the purchasers party thereto	8-K	001-38213	10.1	July 9, 2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: November 16, 2020	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Principal Financial and Chief Accounting Officer