Form 10-K
period 2020-12-31
Arcimoto Inc
filed 2021-03-31
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2020 (based on the closing sale price of $5.32 per share on that date), was approximately $108,945,000. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

As of March 30, 2021, there were approximately 35,758,090 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2021 annual meeting of shareholders to be held on June 11, 2021 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

ARCIMOTO, INC.

FORM 10-K

For the Annual Period Ended December 31, 2020

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements are neither statements of historical fact nor assurance of future performance and generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or similar expressions. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the SEC. Because forward-looking statements relate to the future, they are subject to known and unknown risks, uncertainties, assumptions and changes in circumstances, many of which are out of our control, and that are difficult to predict as to timing, extent, likelihood and degree of occurrence, and that could cause actual results to differ materially from the results implied or anticipated by the statements. Any forward-looking statements speak only as of the date on which they are made and, except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Items 1A of this Report - “Risk Factors” - include, but are not limited to the following:

●	our ability to identify financing sources to fund our capital expenditure requirements and continue operations until sufficient cash flow can be generated from operations;

●	our ability to effectively execute our business plan and growth strategy;

●	unforeseen or recurring operational problems at our facility, or a catastrophic loss of our manufacturing facility, including the temporary closures of our facility that might be required as a result of the continuing COVID-19 pandemic;

●	our dependence on our suppliers, whose ability to supply us may be negatively impacted by, among other things, the measures being implemented to address COVID-19;

●	changes in consumer demand for, and acceptance of, our products;

●	overall strength and stability of general economic conditions and of the automotive industry more specifically, both in the United States and globally;

●	changes in U.S. and foreign trade policy, including the imposition of tariffs and the resulting consequences;

●	changes in the competitive environment, including adoption of technologies and products that compete with our products;

●	our ability to generate consistent revenues;

●	our ability to design, produce and market our vehicles within projected timeframes given that a vehicle consists of several thousand unique items and we can only go as fast as the slowest item;

●	our inexperience to date in manufacturing vehicles at the high volumes that we anticipate;

●	our reliance on as well as our ability to attract and retain key personnel;

●	changes in the price of oil and electricity;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt, if any, on terms favorable to our company;

●	the number of reservations and cancellations for our vehicles and our ability to deliver on those reservations;

●	our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

●	our ability to manage the distribution channels for our products, including our ability to successfully implement our direct to consumer distribution strategy and any additional distribution strategies we may deem appropriate;

●	our ability to obtain and protect our existing intellectual property protections including patents;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings or losses;

●	interest rates and the credit markets;

●	costs and risks associated with litigation; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

Item 1. Business

Overview

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

Retail production began on September 19, 2019. In total, Arcimoto produced 57 model year 2019 vehicles, 46 of which were delivered to customers by December 31, 2019. During the year ended December 31, 2020, Arcimoto produced 117 model year 2020 vehicles, and delivered 97 vehicles to customers.

In March 2020, Arcimoto launched production pilots of the Rapid Responder and Deliverator product lines. In September 2020, the Company on-roaded its fourth product concept, the Cameo. In November 2020, the Company unveiled its fifth product concept, the Arcimoto Roadster prototype.

For a portion of 2020, Arcimoto’s production operations were suspended in response to the COVID-19 pandemic. The Company restarted limited production and resumed deliveries to customers in the third quarter.

The Company’s focus is now squarely on volume production planning in order to push to sustainable profitability and fulfill the thousands of pre-orders in our queue, as well as to meet the demand generated by our pilot fleet vehicles in the field. The Company is currently preparing an application for the Advanced Technology Vehicle Manufacturing Loan Program to secure the funds necessary to execute our growth strategy.

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

Cameo (™)

Arcimoto completed a prototype of the Cameo, an FUV equipped with a rear-facing rear seat and a modified roof built for on-road filming in September 2020. We teased the Cameo prototype in several Arcimoto videos in September 2020 and have used the Cameo to shoot all of our own driving footage since its on-roading. Development of the Cameo is still in the planning stages.

The Cameo is aimed at the film industry, as well as the growing influencer and DIY film market.

Arcimoto Roadster

The Arcimoto Roadster prototype was first introduced in a video released October 30, 2020. Conceived as a pure platform fun machine, the Roadster offers a lower center of gravity, lower overall weight, and potentially improved aerodynamics. We announced the formal development of the Roadster product, in collaboration with industry partners on November 16, 2020.

Autonomous Arcimoto

Our long-term goal is to offer the market one of the lowest cost, most efficient “last mile” human and goods transport solutions for the robotically-driven world. We intend that our platform will provide a ready foundation for self-driving technology deployment.

Sales and Distribution Model

Arcimoto’s sales and distribution model is direct. Customers place vehicle orders on our website, and the vehicle product will be delivered directly to the end user via common carrier or our own delivery fleet. The website ordering and vehicle configuration system is functional, with further development planned to become more fully automated.

On October 26, 2020, we announced a partnership with DHL to provide nationwide home delivery of the FUV. They are currently handling the bulk of our customer deliveries.

Rental Model

We plan to augment this direct web purchase process with small-footprint experience rental in select key markets. This rental model will give prospective customers a direct experience with the physical product before purchasing.

Service

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

In-market partnership

We are currently reviewing potential service partners located in our key distribution regions. We have contracted with Agero Driver Assistance Services, Inc. to provide our customers with roadside assistance. We are currently reviewing Agero’s network of pre-approved third-party service providers, as well as other third-party service providers, to perform service on Arcimoto vehicles. We will be selecting and certifying providers near our customers based on our planned expansion.

Retail facility service

We plan to employ Arcimoto service technicians at some of our rental locations, depending on the dealer laws in the state. Customers near those rental locations would be able to deliver their vehicle to that location for service needs.

Warranty

We provide a manufacturer’s warranty on all new and used vehicles we sell for the lesser of three years or thirty-six thousand miles. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls when identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with our vehicles subject to operating lease accounting as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is in current portion of warranty reserve, while the remaining balance is in warranty reserve on the consolidated balance sheets. Warranty expense is recorded as a component of cost of revenues in the consolidated statements of operations.

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

During the fourth quarter of 2018, we remodeled a 5,700 square foot inventory warehouse located across the street from the AMP into useable office spaces and moved non-manufacturing personnel into these new offices in order to free up production space in the AMP. We also leased an approximately 4,500 square foot retail location in San Diego California to serve as a dealer location and rental center.

During the fourth quarter of 2019, we leased an approximately 10,800 square foot building with warehouse and office space approximately six blocks east of the AMP. The office space is being used by our marketing team and the warehouse space is being used by R&D and for battery module manufacturing.

During the first quarter of 2020, we leased an approximately 10,800 square foot building with warehouse and office space next to the building leased during the fourth quarter of 2019. This location is being used for service operations.

During the fourth quarter of 2020, we leased an approximately 100 square foot office in Orlando Florida to serve as a dealer location.

During the first quarter of 2021, we leased an approximately 15,000 square foot facility that consists of the 2nd floor of the office building located at 155 Blair Blvd., Eugene, OR and also a warehouse located at 135 Blair Blvd., Eugene, OR to serve as a dealer location and rental center.

On December 23, 2020, we entered into a purchase agreement for the properties located at 311 Chambers St. and 1480 W. 3rd Ave., Eugene, Oregon. The properties consist of an approximately 220,000 square foot warehouse space situated on approximately 10.7 acres. The closing of the sale is scheduled to occur on April 19, 2021. This space will be used for increased production capacity.

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

The Company has had various recalls for issues that have been discovered, which have been partially completed. All proper protocols have been followed for reporting these recalls to NHTSA and to our customers in a timely manner.

EPA certification

In accordance with 40 CFR 86, Arcimoto successfully completed SAE J2982 Range and MPGe testing, and EPA issued 2019, 2020 and 2021 Model Year Certificate of Conformity for demonstrated compliance as a fully zero emissions, battery-only 3-wheeled electric highway motorcycle.

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

Arcimoto is registered as a manufacturer and dealer in Oregon, Florida and California.

Rental Operations

Arcimoto’s approach to in-market experience relies on prospective customers renting Arcimoto vehicles. As such, we plan to open Company-owned sites in select locations and may additionally offer independent franchise rental operations in other locations.

State Tax Credits

The state of Oregon passed a tax credit qualifying Arcimoto vehicles for a $2,500 tax credit for individuals purchasing qualified electric vehicles and an additional $2,500 tax credit if the purchaser’s annual income is below a certain threshold. Additionally, the Arcimoto FUV qualifies for the California Clean Fuel Reward, offering a $1,500 rebate to California customers at point of sale.

We will continue to advocate that state legislatures and regulators include Arcimoto’s affordable, ultra-efficient vehicles in their clean vehicle incentive programs.

Federal Tax Credits

Arcimoto is part of a coalition of U.S. electric motorcycle manufacturers who are encouraging the federal government to expand the 10% electric motorcycle tax credit to include three-wheeled electric motorcycles as well.

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

Intellectual Property

Patents

Our policy is to protect our competitive position by, among other methods, filing patent applications to protect technology and improvements that we consider important to the development of our business. We have generated a number of patents and expect this portfolio to continue to grow as we actively pursue additional technological innovation. As of December 31, 2020, we have ten issued utility patents, including five patents covering novel aspects of the vehicle architecture expiring between 2031 and 2035, three patents covering vehicle battery systems expiring between 2035 and 2038, and two patents covering Arcimoto’s novel dual-motor gearbox design expiring between 2035 and 2037. At present, Arcimoto has an additional patent application undergoing examination that relates to the overall vehicle platform.

In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop a competitive position in the market for our products. Each of these patents, patent applications, and know-how are integral to the conduct of our business, the loss of any of which could have a material adverse effect on our business.

Trademarks

Arcimoto, Inc. owns several trademarks including: “Arcimoto”, the winged “A” logo, “Fun Utility Vehicle”, “FUV”, “Deliverator”, and “Rapid Responder”. The Company has registered or applied for registration of these trademarks within the United States. The trademark “Arcimoto” has been registered in China.

Segment Information

We operate as one reportable segment which is the design, development, manufacturing, and sales of electric vehicles.

Employees

As of December 31, 2020, we had 132 full-time employees and one part-time employee. None of our employees are represented by a labor union, and we consider our current relations with our employees to be good.

Geographic Areas

We operate solely in the United States. As such, we held substantially all our assets and generated all our revenue in the United States during the fiscal year ended December 31, 2020.

Corporate Information

We were originally formed on November 21, 2007. Our principal executive offices are located at 2034 West 2nd Ave., Eugene, Oregon 97402, and our phone number is (541) 683-6293. Our website address is www.arcimoto.com. The information on, or that can be accessed through, our website is not part of this report.

Information About Our Executive Officers

The following table sets forth information concerning our executive officers as of March 31, 2021:

Name	Age	Position
Mark Frohnmayer	46	President, Chief Executive Officer and Chairman of the Board of Directors
Douglas M. Campoli	57	Chief Financial Officer and Treasurer
Terry Becker	60	Chief Operating Officer and Director
John W. Dorbin Jr.	50	General Counsel and Corporate Secretary
Jesse A. Fittipaldi	45	Chief Strategy Officer

Mark Frohnmayer - President, Chief Executive Officer and Chairman of the Board of Directors

Mark Frohnmayer has been our President, Chief Executive Officer and Chairman of our board of directors since our founding in November 2007. Previously, he was one of the founders of GarageGames.com, Inc., a software development company sold to IAC, Inc. in 2007. Mr. Frohnmayer holds a B.S. in Electrical Engineering and Computer Science from UC Berkeley.

Douglas M. Campoli - Chief Financial Officer and Treasurer

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

John W. Dorbin Jr. - General Counsel and Corporate Secretary

John W. Dorbin, Jr. has been our General Counsel and Corporate Secretary since October 2020. From October 2018 to October 2020, Mr. Dorbin was an independent business consultant. From February 2012 to August 2018, he served as Vice President, General Counsel, and Assistant Secretary for Supreme Industries, Inc. (NYSE American: STS) and its wholly owned subsidiary, Supreme Corporation, a national manufacturer of truck bodies and specialty vehicles, which was successfully sold to Wabash National Corporation (NYSE: WNC) in 2017. He was previously Corporate Counsel at CTS Corporation (NYSE: CTS), an international electronics manufacturer, from May 2005 to February 2012. Mr. Dorbin holds a B.A., With Distinction, from Purdue University and a J.D. from the University of Notre Dame.

Jesse A. Fittipaldi - Chief Strategy Officer

Jesse A. Fittipaldi has been our Chief Strategy Officer since April 2020. From 2017 to April 2020, Mr. Fittipaldi was Vice President of the Company and, from 2015 to 2017, he was the Company’s Business Development Lead. Jesse comes from the professional engineering world where he helped facilitate project management for large institutional energy savings projects for the Veterans Administration (VA), the General Services Administration (GSA), healthcare and higher education, including PV and solar thermal, ground source heat pumps, LEED and building controls

Item 1A. Risk Factors

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

LIQUIDITY RISK

We may not be able to obtain adequate financing to continue our operations.

The design, manufacture, sell and servicing of vehicles is a capital-intensive business. At December 31, 2020, our working capital was approximately $43,589,000, an increase of approximately $39,443,000 from December 31, 2019. We have previously raised funds through equity investment, convertible and non-convertible notes to meet our cash needs, but there is no guarantee that we will be able to raise enough additional capital in the short term to meet our ongoing cash requirements. Our need to raise additional funds to sustain operations and reach our vehicle production goals is dependent on how quickly we can secure financing and reduce the cost of our vehicles. We may raise additional funds through the issuance of equity, equity-related, or debt securities or through obtaining credit from government or financial institutions. We cannot assure anyone that we will be able to raise additional funds when needed. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, we will be unable to continue operations.

We may not have an adequate number of shares of common stock authorized to enable us to complete future equity financing transactions, which may adversely affect our ability to raise the capital necessary to continue operations.

We are authorized to issue 60,000,000 shares of common stock, of which 34,187,555 shares were outstanding on December 31, 2020. At December 31, 2020, we had reserved 4,652,458 shares of common stock for issuance upon exercise of our outstanding options and warrants. In addition, at such date, we had 893,329 shares of our common stock reserved for future issuance under our 2018 Omnibus Stock Incentive Plan, 5,444 shares of our common stock reserved for future issuance under our 2015 Stock Incentive Plan, and 1 share of our common stock reserved for future issuance under our Amended and Restated 2012 Employee Stock Benefit Plan. If all of these securities were exercised, the total number of shares of our common stock that we would be required to issue would be 5,551,232, which in addition to the 34,187,555 shares outstanding, would leave 20,261,213 authorized but unissued shares of common stock. We are planning a shareholder resolution at this year’s annual meeting to increase the number of authorized shares.

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

OPERATIONAL RISKS

Unforeseen or recurring operational problems at our facility, or a catastrophic loss of our manufacturing facility, may cause significant lost or delayed production and adversely affect our results of operations.

Our manufacturing process could be affected by operational problems that could impair our production capability and the timeframes within which we expect to produce our vehicles. Our manufacturing facility contains high cost and sophisticated machines that are used in our manufacturing process. Disruptions or shutdowns at our facility could be caused by:

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

We have been granted ten utility patents and have an additional patent application undergoing examination that relates to the overall vehicle platform. This patent application and/or any patent applications we may file in the future may not be successful. To date, we have relied on copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect intellectual property rights to our technologies and vehicles. We typically enter into confidentiality or license agreements with employees, consultants, consumers and vendors in an effort to control access to and distribution of technology, software, documentation and other information. Policing unauthorized use of this technology is difficult and the steps taken may not prevent misappropriation of the technology. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. Such litigation could cause us to incur substantial costs and divert resources away from daily business, which in turn could materially adversely affect the business.

Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

Our future success and competitive position depend in part upon our ability to obtain or maintain certain proprietary intellectual property used in our principal products. This may be achieved, in part, by prosecuting claims against others who we believe are infringing our rights and by defending claims of intellectual property infringement brought by others. In the future, we may commence lawsuits against others if we believe they have infringed our rights, or we may become subject to lawsuits alleging that we have infringed the intellectual property rights of others. For example, to the extent that we have previously incorporated third-party technology and/or know-how into certain products for which we do not have sufficient license rights, we could incur substantial litigation costs, be forced to pay substantial damages or royalties, or even be forced to cease sales in the event any owner of such technology or know-how were to challenge our subsequent sale of such products (and any progeny thereof). In addition, to the extent that we discover or have discovered third-party patents that may be applicable to products or processes in development, we may need to take steps to avoid claims of possible infringement, including obtaining non-infringement or invalidity opinions and, when necessary, re-designing or re-engineering products. However, we cannot assure you that these precautions will allow us to successfully avoid infringement claims. Our involvement in intellectual property litigation could result in significant expense to us, adversely affect the development of sales of the challenged product or intellectual property and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome in any such litigation, we may, among other things, be required to:

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

None of our key employees is bound by an employment agreement for any specific term, with the exception of our Chairman and CEO Mr. Frohnmayer, and we may not be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain executive officers and other key technology, sales, marketing, engineering, manufacturing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results.

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

Arcimoto plans to deliver vehicles to Oregon and California via its internal transportation resources, primarily trucks and trailers. During 2020 we reached a point when utilizing a third-party common carrier for vehicle deliveries has become a necessity and we entered an agreement with a carrier. It will be important to accurately forecast vehicle delivery volumes in advance. It will be difficult to predict, especially months in advance, our vehicle delivery volumes and it could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain the strength and value of our brand could have a material adverse effect on our business, financial condition and results of operations.

Our success depends, in part, on the value and strength of our brand. Maintaining, enhancing, promoting and positioning our brand, particularly in new markets where we have limited brand recognition, will depend largely on the success of our marketing and merchandising efforts and our ability to provide high-quality services, warranty plans, products and resources and a consistent, high-quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives, if we fail to comply with laws and regulations, if we are subject to publicized litigation or if our public image or reputation were to be tarnished by negative publicity. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers or third-party providers of services or negative publicity related to members of management. Any of these events could hurt our image, resulting in reduced demand for our products and a decrease in net sales. Further, maintaining, enhancing, promoting and positioning our brands’ images may require us to make substantial investments in marketing and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.

We will be almost entirely dependent upon revenue generated from a limited number of products in the near-term, and our future success will be dependent upon our ability to design and achieve market acceptance of new product offerings and vehicle models.

Revenue to date has come mostly from the sale of Fun Utility Vehicles and Deliverators. The Rapid Responder pilot programs are underway, and we expect to deliver production models of those vehicles in the first half of 2021.

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

REGULATORY RISKS

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

MARKET RISKS

Economic factors may reduce our customers’ spending, impair our ability to execute our strategies and initiatives, and increase our costs and expenses, which could result in materially decreased sales or profitability.

Some of our customers may have fixed or low incomes and limited discretionary spending dollars. Any factor that could adversely affect the disposable income of our customers could decrease their spending on vehicles or cause them to shift their spending to other lower cost vehicles, which could result in materially decreased sales and profitability. Factors that could reduce our customers’ disposable income include but are not limited to high unemployment or underemployment levels or decline in real wages; inflation; higher fuel, energy, healthcare and housing costs, interest rates, consumer debt levels, and tax rates; tax law changes that negatively affect credits and refunds; lack of available credit; and decreases in, or elimination of, government subsidies.

Many of the economic factors listed above, as well as commodity rates; transportation, lease and insurance costs; wage rates; changes in applicable laws and regulations; and other economic factors, also could impair our ability to successfully execute our strategies and initiatives, as well as increase our cost of goods sold and selling, general and administrative expenses, and may have other adverse consequences that we are unable to fully anticipate or control, all of which may materially decrease our sales or profitability.

The recent COVID-19 pandemic has, and is expected to continue to, disrupt and adversely affect our business and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 pandemic has caused and will continue to cause significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business and results of operations. The spread of COVID-19 has caused illness and death resulting in quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of many states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the hospitality (including travel, hotels and lodging) and restaurant industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide.

We, like many other manufacturers, shuttered our plant for a period of time to safeguard the health of our employees. As a result, we did not produce vehicles during that time period and such a situation could occur again. Additional sustained shutdowns will harm our revenue and may cause the Company to run out of cash and cease operations altogether.

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

As local and national governments impose travel limitations such as the nationwide travel restrictions imposed in the United States and internationally, we may encounter an increased inability to obtain parts for our vehicles. Vendors performing services for us may encounter issues that impact their operations, such as an increase in costs for materials or labor, or a decrease in available employees or contractors. We plan to proactively contact our vendors to inquire about any anticipated risks or difficulties in carrying out agreed-upon services, as well as the vendors’ plans to mitigate such risks or difficulties, in order to anticipate potential delays and to prepare contingency plans. We are also aware of the risk that a vendor could invoke a force majeure clause to cease performance under applicable vendor agreements. All the foregoing issues raise substantial doubt about our ability to accurately forecast our costs, revenue and cash position. Our current planning is based on our best estimates but there is no assurance those estimates will turn out to be accurate. We will explore other methods of funding our business such as grants or strategic partnerships, but we cannot currently assess exactly how the pandemic will affect our costs, revenue and cash position at all levels.

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

STRATEGIC RISKS

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

Although we have conducted some market research regarding our electric vehicles and accumulated thousands of pre-order reservation deposits as of December 31, 2020, many factors both within and outside our control, affect the success of new vehicles in the marketplace. At this time, it is difficult to measure consumers’ willingness to adopt electric vehicles as a mode of transportation, particularly three-wheeled electric vehicles. Offering fuel-efficient vehicles that consumers want and value can mitigate the risks of increasing price competition and declining demand, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, or other attributes) can exacerbate these risks. For example, if a new vehicle were to experience quality issues at the time of launch, the vehicle’s perceived quality could be affected even after the issues had been corrected, resulting in lower than anticipated sales volumes, market share, and profitability. Moreover, if a new vehicle is not accepted by consumers based on size, styling, or other attributes, we would experience lower than anticipated sales volumes, market share, and profitability.

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

As part of our developing growth strategy, we may modify our distribution channels and engage in strategic transactions with third parties to open rental locations, or open new retail, manufacturing, research or engineering facilities, expand our existing facility, add additional product lines or expand our businesses into new geographical markets. For example, we opened our first customer experience and rental location in Eugene, Oregon in October 2018. We used this location primarily as a test bed for developing rental operations. Rental operations are an untested business model for us. There is a range of risks inherent in such a strategy that could adversely affect our ability to successfully achieve these objectives, including, but not limited to, the following:

●	our inability to pay the leasing costs associated with our rental facilities in the near term;

●	the potential failure to successfully operate rental locations or integrate a rental vehicle business into our existing infrastructure;

●	an inability to attract and retain the customers, employees, suppliers and/or marketing partners of a rental business;

●	the uncertainty that we may not be able to generate, anticipate or meet consumer demand;

●	the potential disruption of our business;

●	the increased scope and complexity of our operations could require significant attention from management and impose constraints on our operations or other projects;

●	inconsistencies between our standards, procedures and policies and those of new rental facilities and costs or inefficiencies associated with the integration of our operational and administrative systems if necessary;

●	unforeseen expenses, delays or conditions, including the potential for increased regulatory compliance or other third-party approvals or consents, or provisions in contracts with third parties that could limit our flexibility to take certain actions;

●	the costs of compliance with local laws and regulations and the implementation of compliance processes, as well as the assumption of unexpected liabilities, litigation, penalties or other enforcement actions;

●	the uncertainty that new product lines will generate anticipated sales;

●	the uncertainty that new rental or retail businesses will achieve anticipated operating results;

●	our cost reduction efforts might not be successful;

●	the difficulty of managing the operations of a larger company; and

●	the difficulty of competing for growth opportunities with companies having greater financial resources than we have.

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

The worldwide vehicle market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. There is no assurance that our vehicles will be successful in the respective markets in which they compete. Many established automobile manufacturers such as Audi, BMW, Daimler, Ford, General Motors, Tesla, Toyota and Volvo, as well as other newer companies such as Elio, Sondors and Electra Meccanica, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles. In some cases, such competitors have announced an intention to produce electric vehicles exclusively now or at some point in the future. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, vehicle sales networks and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Increased competition could result in lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. Additionally, industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, we are not necessarily able to set our prices to offset higher costs. Continuation of or increased excess capacity could have a substantial adverse effect on our financial condition and results of operations.

SPECIFIC RISKS RELATED TO OUR COMMON STOCK

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchase it.

The stock market generally, and our stock in particular, has experienced price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is new. From our Regulation A Offering on September 21, 2017 through March 26, 2021, the per share trading price of our common stock has been as high as $36.80 and as low as $0.97. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

●	changes to the electric vehicle industry, including demand and regulations;

●	our ability to compete successfully against current and future competitors;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	sales of our common stock;

●	our ability to execute our growth strategy;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments; and

●	economic and other external factors.

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

We currently and for the foreseeable future expect to be categorized as a “smaller reporting company” and an “emerging growth company” under the U.S. federal securities laws.

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

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the Commission, the date we are no longer an emerging growth company as defined in the JOBS Act or the date that we become an “accelerated filer” under the SEC rules. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future.

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

GENERAL RISK FACTORS

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

Item 2. Properties

On December 6, 2019, we entered into a lease for a property approximately six blocks east of the AMP that contains two buildings. The initial term of the lease is 25 months and began on December 6, 2019. There is an option for a three-year extension. The main building is 6,508 square feet of office and warehouse space and the auxiliary building is 4,318 square feet of warehouse space. The office space is being used by marketing and sales. The warehouse is being used for R&D and battery module manufacturing. On March 3, 2020, we amended the lease to include the adjacent building which has 10,752 square feet of office and warehouse space on the ground floor plus second floor office and storage space. This location is being used for service will be used for further expansion. Rent is $11,750 per month and subject to a 3% increase per year.

On October 15, 2018, we re-negotiated a lease previously entered into as a month-to-month lease during June 2018, for a 5,291 square foot commercial industrial office space in Eugene, Oregon. The term of the lease is 60 months which began on October 15, 2018. Rent is $4,500 per month and subject to a 3% increase per year. The space is being used for office and general use.

On October 18, 2018, we entered into a lease for a 4,491 square foot space in San Diego, California. The term of the lease is 60 months which began on November 1, 2018. Base rent is $8,982 per month. A portion of the space is being used for Arcimoto’s California dealer showroom. We may use additional space for rental and/or service operations.

As of December 31, 2020, we occupied 1,700 square feet of office area, 32,000 square feet of warehouse space and 125,000 square feet of asphalt paving and undeveloped greenfield. The original lease expiring in 2021 has been extended until 2024.

On November 18, 2020, we entered into a lease for a 106 square foot space in Orlando Florida. The term of the lease is month to month which began on December 1, 2020 and auto renews each month unless one months’ notice of cancellation is given. Total rent is $2,490 per month. The space is being used for Arcimoto’s Florida dealer showroom.

On February 8, 2021, we entered into a lease for a 15,124 square foot office space on the second floor of 155 Blair Boulevard, Eugene, Oregon 97402 that will be used for office and general use and warehouse space located at 135 Blair Boulevard, Eugene, Oregon 97402 that will be used for a dealer and rental location. The term of the lease is 60 months which began on March 1, 2020. There is an option for two successive five-year extension periods. Rent is $17,500 per month and subject to a 2.5% increase per year.

On December 23, 2020, we entered into a purchase agreement for the properties located at 311 Chambers St. and 1480 W. 3rd Ave., Eugene, Oregon. The properties consist of an approximately 220,000 square foot warehouse space situated on approximately 10.7 acres. The closing of the sale is on April 19, 2021. This space will be used for increased production capacity.

Item 3. Legal Proceedings

From time to time, we might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business. For information on our litigation matters, see “Litigation” under Note 10 to the Financial Statements beginning at page F-1 of this Annual Report on Form 10-K, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock

Arcimoto’s common stock trades on the Nasdaq Global Select Market under the symbol “FUV”.

Holders

As of March 31, 2021, there were approximately 40,388 holders of our common stock.

Dividends

To date, we have paid no dividends with respect to our common stock and we do not anticipate having the ability to do so for the foreseeable future.

Sales of Unregistered Securities

In 2018, 2019 and 2020, we did not sell any securities that were not registered under the Securities Act of 1933, as amended, other than those sales previously reported in a Current Report on Form 8-K.

Share Repurchases

There were no repurchases of the Company’s equity securities during 2020 and there are no plans, approved or otherwise, for additional purchases.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2020, should be read together with our financial statements and related notes included elsewhere in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

Retail production began on September 19, 2019. In total, Arcimoto produced 57 model year 2019 vehicles, 46 of which were delivered to customers by December 31, 2019. During the year ended December 31, 2020, Arcimoto produced 117 model year 2020 vehicles, and delivered 97 vehicles to customers.

In March 2020, Arcimoto launched production pilots of the Rapid Responder and Deliverator product lines. In September 2020, the Company on-roaded its fourth product concept, the Cameo. In November 2020, the Company unveiled its fifth product concept, the Arcimoto Roadster prototype.

For portions of all four quarters of 2020, Arcimoto’s production operations were suspended in response to the COVID-19 pandemic. The Company restarted limited production and resumed deliveries to customers in the third quarter.

The Company’s focus is now squarely on volume production planning in order to push to sustainable profitability and fulfill the thousands of pre-orders in our queue, as well as to meet the demand generated by our pilot fleet vehicles in the field. In December 2020, the Company entered into a purchase agreement for an approximately 220,000 square foot facility, which is scheduled to close on April 19, 2021, to expand production capabilities. The Company is currently preparing an application for the Advanced Technology Vehicle Manufacturing Loan Program to secure the funds necessary to execute our growth strategy.

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Demand for the Retail Series Arcimoto FUV has continued to increase. As of December 31, 2020, we had 4,717 net FUV pre-orders placed with small refundable deposits or fleet order commitments, representing an increase of 520, or approximately 12%, from the 4,197 pre-orders as of December 31, 2019.

We consider pre-orders to be strong sales leads, and use these leads as an indicator of market demand. Pre-orders are made up of small refundable cash deposits from individual retail customers and distribution agreements or nonbinding letters of intent from commercial customers that may or may not have deposited cash. The distribution of pre-orders as of December 31, 2020, is presented in the table below:

	Retail		Commercial		Total
	Vehicles	Dollars	Vehicles	Dollars	Vehicles	Dollars
Vehicles/Deposits	4,508	$457,024	800	$30,000	5,308	$487,024
Refunds	(591)	(59,100)	-	-	(591)	(59,100)
Total net pre-orders	3,917	397,924	800	30,000	4,717	427,924
Less purchases	(137)	(13,800)	(6)	(10,500)	(143)	(24,300)
Remaining	3,780	$384,124	794	$19,500	4,574	$403,624

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

We temporarily suspended production in March 2020 due to the COVID-19 pandemic. Though conditions in Lane County worsened over the course of the year, we resumed limited production in the second quarter of 2020, implementing significant safety measures. We resumed customer deliveries in the third quarter of 2020.

With limited FUV production through 2020 and now extending into 2021, we are focusing on pilot programs for the Deliverator and Rapid Responder , performing value engineering and planning for volume manufacture to achieve sustainable profitability, applying to the Federal Department of Energy’s Advanced Technology Vehicle Manufacturing Loan Program (“ATVMLP”) to finance OEM volume production, engaging sales efforts focused on fleet deployments, building and testing our rental operations, and expanding our service network.

The average sales price, including custom upgrade options, for the year ended December 31, 2020 was $22,135, $2,615 or 13.4% above the starting price. We began taking $5,000 non-refundable reservations for the Fun Utility Vehicle in the first quarter of 2019 with a starting price point of $19,900. We secured non-refundable reservations for the first 100 FUVs in anticipation of initial retail production and delivery. In the last week of September 2019, we delivered the first two FUVs. In the third quarter of 2020, we began taking $2,500 non-refundable deposits for the second 100 FUV’s with a starting price point of $17,900. In total, Arcimoto produced 57 model year 2019 FUVs, 46 of which were delivered to customers by December 31, 2019. An additional 97 model year 2019 and 2020 FUVs were delivered to customers during the year ended December 31, 2020.

We have contracted with a lean design consultant to evaluate Arcimoto’s manufacturing processes and supply chain management in order to drive down costs and begin high-volume production of Arcimoto ultra-efficient electric vehicles. To date, substantial progress has been made understanding the cost models for future vehicles based on the current supply chain condition, ergo studies, FMEA, baseline ride-drive characteristics, mapping out EU certification, cost down for manufacturing, lean manufacturing analysis and the technology roadmap for future vehicles and marketing roadmap.

Arcimoto’s test of the Rapid Responder in a pilot program with the City of Eugene, the Eugene-Springfield Fire Department (ESFD), is scheduled to end on March 31, 2021. We are evaluating upfitters and defining the process for installation of non-compliant accessories such as lights and sirens and we released pricing and availability for the Rapid Responder in the first quarter of 2021.

We have several ongoing Deliverator pilot programs with individuals, municipalities, and corporate fleets. We have completed the first phase of tool-up for manufacture and production of the Deliverator, and we will continue to build Deliverators in low volume through the remainder of 2021, with the intent to deliver them to new pilot programs.

On September 26, 2020, Arcimoto introduced the beta Configurator, a web tool for selecting vehicle options and visualizing the final configured product. We subsequently opened $2,500 non-refundable reservations for production FUVs through the end of the year to pre-order customers in Washington, California, and Oregon, with a new starting price of $17,900, and many more configurable options than our previous offering. Average sales price as configured for the first 113 reservations is $21,893.

On February 4, 2021, the Company closed and completed the Asset Purchase Agreement with Tilting Motor Works, Inc. (“TMW”). The Company believes the TMW product line will continue to flourish under Arcimoto, as we are able to bring considerable marketing and manufacturing efforts to bear, and the underlying technology will be beneficial to future Arcimoto products. Authorized dealer/installers of the TMW products are potential partners for providing product support services to FUV owners in certain areas.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

In 2019, Arcimoto generated cash flow from retail production vehicle sales for the first time. Cash inflow from vehicle sales has been substantially reduced following the suspension of production due to the COVID-19 pandemic.

Our capital expenditures for low-volume production are substantially complete. We are bringing the thermo forming of body panels inhouse and ordered approximately $1,741,000 in equipment for this. Approximately $1,150,000 of this amount has been financed at interest rates ranging from 5.56% to 9.0% and terms of 60-72 months. We anticipate a savings of $780 per FUV produced with this automation. We are purchasing a multi-directional rotary brush machine at a total cost of $142,200 to automate the deburr and finishing of metal parts. This was financed at an interest rate of 9.86% and term of 60 months. We are purchasing an additional mill at a total cost of $173,860 to increase parts machining production capacity. This was financed at an interest rate of 4.11% for 60 months. We are purchasing an additional welding cell at a total cost of $286,674 for welding the sides of the upper frame together, and a wire bonding machine at a cost of $211,524 for next generation battery module production. We anticipate securing low interest debt for these equipment purchases. We anticipate a savings of $390 per FUV produced with the welding automation. The Company is preparing an ATVMLP application to finance OEM volume production.

Operating expenses decreased by approximately 9%, or $1,191,000, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This decrease was due to manufacturing overhead being allocated to cost of goods sold with the start of production in September 2019. The number of employees increased by approximately 40%, from 95 as of December 31, 2019 to 133 employees as of December 31, 2020. The increased staff was needed to build out all parts of the Company for selling and servicing vehicles.

New Accounting Pronouncements

For a description of our critical accounting policies and estimates, please refer to the “Summary of Significant Accounting Policies” in Note 2 to the Financial Statements beginning at page F-1 of this Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe are reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. See Note 2 to our Financial Statements.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. We record inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If our inventory on-hand is in excess of our future demand forecast, the excess amounts are reserved to reduce the carrying value to net realizable value.

We also review our inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of our vehicles less the estimated cost to convert the inventory on-hand into a finished product. Once inventory is written down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Should our estimates of future selling prices or production costs change, additional and potentially material increases to this reserve may be required. A small change in our estimates may result in a material charge to our reported financial results.

Warranties

We provide a manufacturer’s warranty on all new and used vehicles we sell for the lesser of three years or thirty-six thousand miles. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls when identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with our vehicles subject to operating lease as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is in current portion of warranty reserve, while the remaining balance is in warranty reserve on the consolidated balance sheets. Warranty expense is recorded as a component of cost of revenues in the consolidated statements of operations.

Stock-Based Compensation

We use the fair value method of accounting for our stock options and restricted stock units (“RSUs”) granted to employees and for our employee stock purchase plans (the “ESPP”) to measure the cost of employee services received in exchange for the stock-based awards. The fair value of stock option awards with only service and/or performance conditions is estimated on the grant or offering date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. These inputs are subjective and generally require significant judgment. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally four years for stock options and on issuance for RSUs as these are issued at the end of each quarter for that quarters service. Stock-based compensation expense is recognized on a straight-line basis, net of actual forfeitures in the period.

As we accumulate additional employee stock-based awards data over time and as we incorporate market data related to our common stock, we may calculate significantly different volatilities and expected lives, which could materially impact the valuation of our stock-based awards and the stock-based compensation expense that we will recognize in future periods. Stock-based compensation expense is recorded in cost of revenues, research and development expense and selling, general and administrative expense in the consolidated statements of operations.

Income Taxes

We are subject to taxes in the U.S. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. is actively considering changes in this regard. As of December 31, 2020, we had recorded a full valuation allowance on our net U.S. deferred tax assets because we expect that it is more likely than not that our U.S. deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Results of Operations

Year ended December 31, 2020 versus year ended December 31, 2019

Revenues

During the years ended December 31, 2020 and 2019, we had revenues of approximately $2,176,000 and $988,000, respectively. For the year ended December 31, 2020, we had revenue from the sale of our vehicles of approximately $2,040,000. We also had revenue of approximately $126,000 from merchandise and outside metal fabrication, and $10,000 from grants during the year ended December 31, 2020.

During the year ended December 31, 2019, we had revenue from the sale of our vehicles of approximately $891,000, approximately $20,000 of which was with a related party. We also had revenue of approximately $2,000 from parts and service, approximately $45,000 from machining and metal work services, and approximately $50,000 from vehicle delivery charges and merchandise sales during the year ended December 31, 2019.

Cost of Goods Sold

We had approximately $8,251,000 in cost of goods sold (“COGS”), comprising approximately $4,773,000 in labor and overhead and underutilized factory capacity, $2,615,000 in FUV parts from the sale of our vehicles, approximately $24,000 in leased and used FUV sales cost, approximately $31,000 in FUV delivery cost, approximately $248,000 in service cost and warranty reserves, approximately $10,000 in COGS from merchandise and outside metal fabrication, and $550,000 for lower of cost or market reserves during the year ended December 31, 2020. We had approximately $2,911,000 in COGS for the year ended December 31, 2019 from FUV sales starting at the end of September 2019.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs for our pre-production manufacturing, engineering and research teams, external lab testing costs, and prototyping materials expense. R&D expenses for the year ended December 31, 2020 and 2019 were approximately $3,011,000 and $6,032,000, respectively. The primary reason for the decrease in R&D expenses of $3,021,000, or 50%, resulted from personnel costs allocated to manufacturing overhead costs, a reduction in pre-production material cost, a reduction in tools and equipment, a reduction in computer and software expense and a reduction in regulatory testing.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the years ended December 31, 2020 and 2019 were approximately $2,239,000 and $1,005,000, respectively. The primary reasons for the increase in sales and marketing expenses during the year ended December 31, 2020 of approximately $1,234,000, or 123%, as compared to the prior period was due to an increase in personnel and public relations, marketing and travel.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the year ended December 31, 2020 were approximately $6,091,000 as compared to $5,494,000 for the year ended December 31, 2019, representing an increase of approximately $597,000, or 11%. The primary reasons for the increase in the current period was due to the increased cost of being a public company—investor relations, insurance, and professional fees.

Interest Expense

Interest expense for the year ended December 31, 2020 was approximately $721,000, as compared to $892,000 during the year ended December 31, 2019. The decrease in interest expense was due to paying off all non-equipment financing in June 2020. The interest expense includes amortization of a $300,000 six-month extension fee and $322,924 amortization of OID in the fiscal years ended December 31, 2020 and 2019, respectively. The OID was calculated using the relative fair value method taking into account the net proceeds after offering costs.

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

Although the Company’s objective is to increase its revenues from the sales of its products sufficient to generate positive operating and cash flow levels, there can be no assurance that the Company will be successful in this regard. The Company may need to raise additional capital in order to fund its operations, which if needed, it intends to obtain through debt and/or equity offerings. Funds on hand and any follow-on capital, will be used to invest in our business to expand sales and marketing efforts, including Company-owned and franchise-rental operations and the systems to support them, enhance our current product lines by continuing research and development to enhance and reduce the cost of the FUV and to bring future variants to retail production, continue to build out and optimize our production facility, debt repayment, and fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies.

As of December 31, 2020, we had approximately $39,451,000 in cash and cash equivalents, representing an increase in cash and cash equivalents of approximately $33,619,000 from December 31, 2019. In June 2020 and into early July 2020, we raised approximately $15,473,000 of additional cash net of offering costs. In July 2020, we raised approximately $9,379,000 of additional cash net of offering costs. In November 2020, we raised approximately $28,095,000 of additional cash net of offering costs. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with well in excess of 12 months of liquidity. The amount and timing of funds that we may raise is undetermined and could vary based on a number of factors, including our ongoing liquidity needs, our current capitalization, as well as access to current and future sources of liquidity. We continue to raise equity capital into 2021.

Since inception we have invested approximately $6,684,000 into tooling and manufacturing capital expenditures for our current FUV production facility. As we ramp up production, we may identify opportunities for reducing cost of goods sold that will require additional capital expenditures.

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

During the year ended December 31, 2020, cash used in operating activities was approximately $16,294,000, which included a net loss of approximately $18,120,000, non-cash charge related to depreciation and amortization of approximately $930,000, non-cash charge related to the amortization of debt discount of approximately $311,000, non-cash charge related to stock-based compensation of approximately $1,917,000, and changes in accounts receivable, inventory, prepaid inventory, other current assets, accounts payable, accrued liabilities, customer deposits, warranty reserve and deferred revenue of approximately $1,330,000, of which approximately $1,204,000 relates to inventory.

During the year ended December 31, 2019, cash used in operating activities was approximately $14,291,000, which included a net loss of approximately $15,342,000, non-cash charge related to depreciation and amortization of approximately $710,000, non-cash charge related to the amortization of debt discounts of approximately $328,000, non-cash charge related to stock-based compensation of approximately $635,000, non-cash charge related to loss on scrapped Beta FUV finished goods inventory of approximately $147,000, non-cash charge related to the loss on disposal of property and equipment of approximately $710,000 and changes in accounts receivable, inventory, prepaid inventory, other current assets, accounts payable, accrued liabilities, customer deposits, warranty accrual and deferred revenue of approximately $1,481,000.

Cash Flows from Investing Activities

Cash flows used in investing activities for the year ended December 31, 2020, relates to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the year ended December 31, 2020, the Company paid approximately $2,843,000 for manufacturing equipment and fixed asset purchases and approximately $60,000 for security deposits.

During the year ended December 31, 2019, we paid approximately $343,000, net of financing, for manufacturing equipment, tooling and FUVs placed into Company service or to be included in our rental fleet.

Cash Flows from Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $52,815,000, compared to $15,564,000 during the year ended December 31, 2019. Cash flows provided by financing activities during the year ended December 31, 2020 comprised of proceeds from the issuance of common stock through our registered offerings of approximately $56,751,000, offering costs of approximately $3,804,000, proceeds from the Paycheck Protection Program loan of approximately $1,069,000, proceeds from the exercise of stock options of approximately $70,000, payments on capital lease obligations amounting to approximately $227,000, proceeds from equipment notes of $1,220,000, repayment of equipment notes of $235,000, repayment of convertible notes payable to related parties of approximately $188,000, repayments of notes payable of approximately $3,000,000, repayment of convertible notes payable of approximately $500,000 and proceeds from the exercise of warrants of approximately $1,660,000.

During the year ended December 31, 2019 net cash provided by financing activities was approximately $15,564,000. Cash flows provided by financing activities during the year ended December 31, 2019 comprised of proceeds from the issuance of our common stock of approximately $14,836,000, offering costs of approximately $1,413,000, proceeds from the exercise of stock options of approximately $11,000, payments of approximately $255,000 on capital lease obligations, payments of approximately $300,000 in fees to lender, proceeds from the exercise of warrants of approximately $779,000 and approximately $1,935,000 in proceeds from notes payable.

Non-Cash Investing and Financing Activities

During the year ended December 31, 2020, approximately $1,419,000 notes payable and accrued interest were converted to common stock, approximately $181,000 in stock was issued for payment of accounts payable, and approximately $146,000 in insurance expense was financed.

During the year ended December 31, 2019, approximately $37,000 in stock was issued for payment of accounts payable, approximately $332,000 in insurance expense was financed, and approximately $49,000 accrued interest was converted to notes payable.

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

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended December 31, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the financial statements. As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on the assessment, management determined that there were no material weaknesses in the Company’s internal control over financial reporting and that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Attestation Report of the Registered Public Accounting Firm

Dbbmckennon, the Company’s independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Report. Their report is included at page F-2 of this Report. This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting due to the Company’s status as an “emerging growth company” and the fact that it is neither an “accelerated filer” or “large accelerated filer” under rules of the Securities and Exchange Commission.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Proposal One - Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2021 Annual Meeting of Stockholders currently scheduled to be held on June 11, 2021 (the “Proxy Statement”)

The information required by this item regarding our compliance with Section 16 of the Exchange Act of 1934, as amended, if any, will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in our 2021 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information under the sections in the Proxy Statement captioned: “Security Ownership of Certain Beneficial Owners and Management”.

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

3. Exhibits. We have filed, or incorporated by reference into this Annual Report on Form 10-K, the exhibits listed on the Exhibit Index immediately following the financial statements contained in and immediately preceding the signature page(s) to this Annual Report on Form 10-K.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

Item 16. Form 10-K Summary

None.

ARCIMOTO, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Arcimoto, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arcimoto, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ dbbmckennon

We have served as the Company’s auditor since 2016
Newport Beach, California
March 31, 2021

ARCIMOTO, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$39,451,401	$5,832,489
Accounts receivable, net	17,117	244,450
Inventory	5,104,068	3,734,488
Prepaid Inventory	1,029,617	1,194,695
Other current assets	900,827	665,079
Total current assets	46,503,030	11,671,201

Property and equipment, net	6,645,230	4,732,544
Security deposits	101,688	41,988

Total assets	$53,249,948	$16,445,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$205,133	$339,835
Accrued liabilities	431,166	816,013
Customer deposits	605,532	793,524
Current portion of capital lease obligations	246,524	297,816
Convertible notes payable, related parties	—	1,150,907
Convertible notes payable, net of discount	—	837,557
Notes payable, net of discount	478,928	3,032,438
Current portion of warranty reserve	161,607	90,000
Current portion of deferred revenue	127,219	31,174
Current portion of equipment financing notes payable	237,069	136,151
Current portion of note payable to bank	421,076	—
Total current liabilities	2,914,254	7,525,415

Capital lease obligations, net of current portion	534,624	710,092
Warranty reserve	66,500	45,000
Long-term deferred revenue	50,000	85,500
Equipment financing notes payable, net of current portion	1,352,930	469,608
Note payable to bank, net of current portion	647,610	—
Total long-term liabilities	2,651,664	1,310,200

Total liabilities	5,565,918	8,835,615

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series A-1 Preferred Stock, no par value, 1,500,000 authorized; none issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Class C Preferred Stock, no par value, 2,000,000 authorized; none issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Preferred Stock, no par value, 1,500,000 authorized, none issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common Stock, no par value, 60,000,000 shares authorized; 34,187,555 and 24,436,389 shares issued and outstanding as of December 31, 2020 and 2019, respectively	100,236,178	43,573,529
Additional paid-in capital	3,876,503	2,344,751
Accumulated deficit	(56,428,651)	(38,308,162)
Total stockholders’ equity	47,684,030	7,610,118

Total liabilities and stockholders’ equity	$53,249,948	$16,445,733

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Revenue:
Product sales	$2,040,470	$891,356
Grant revenue	10,000	—
Other revenue	125,823	96,494
Total revenues	2,176,293	987,850
Cost of goods sold	8,250,956	2,911,467
Gross loss	(6,074,663)	(1,923,617)

Operating expenses:
Research and development	3,011,024	6,032,243
Sales and marketing	2,238,890	1,005,132
General and administrative	6,091,306	5,494,199
Total operating expenses	11,341,220	12,531,574

Loss from operations	(17,415,883)	(14,455,191)

Other expense (income):
Interest expense	721,466	891,553
Other income	(16,451)	(5,055)
Foreign exchange gain	(409)	—

Net loss	$(18,120,489)	$(15,341,689)

Weighted average common shares - basic and diluted	28,574,729	18,130,227

Net loss per common share - basic and diluted	$(0.63)	$(0.85)

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2018	—	$—	2,000,000	$—	15,032,341	$30,102,738	$930,869	$(22,966,473)	$8,067,134

Issuance of common stock settlement of payable	—	—	—	—	10,947	36,782	—	—	36,782
Issuance of common stock for cash at $3.00 per share on January 9, 2019, net of offering costs of $22,706	—	—	—	—	288,333	842,293	—	—	842,293
Issuance of common stock for cash at $4.25 per share on March 24, 2019, net of offering costs of $89,249	—	—	—	—	800,000	3,310,751	—	—	3,310,751
Issuance of common stock for cash at $2.25 per share on October 8, 2019, net of offering costs of $252,936	—	—	—	—	1,044,444	2,097,063	—	—	2,097,063
Issuance of common stock for cash at $1.80 per share on November 26, 2019, net of offering costs of $1,048,037	—	—	—	—	5,000,000	7,173,400	—	—	7,173,400
Issuance of warrants for cash	—	—	—	—	—	—	778,563	—	778,563
Exchange of Class C Preferred stock for common stock	—	—	(2,000,000)	—	2,000,000	—	—	—	—
Exercise of stock options	—	—	—	—	3,388	10,502	—	—	10,502
Stock options exercised - cashless	—	—	—	—	48,837	—	—	—	—
Warrants exercised - cashless	—	—	—	—	208,099	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	635,319	—	635,319
Net loss	—	—	—	—	—	—	—	(15,341,689)	(15,341,689)
Balance at December 31, 2019	—	$—	—	$—	24,436,389	$43,573,529	$2,344,751	$(38,308,162)	$7,610,118

Issuance of common stock settlement of payable	—	—	—	—	60,591	181,329	—	—	181,329
Issuance of common stock for cash at $3.00 per share on June 11, 2020, net of offering costs of $497,880	—	—	—	—	2,666,667	7,502,121	—	—	7,502,121
Issuance of common stock for cash at $5.00 per share on June 30, 2020, net of offering costs of $528,997	—	—	—	—	1,700,000	7,971,003	—	—	7,971,003
Issuance of common stock for cash at $7.30 per share on July 9, 2020, net of offering costs of $622,413	—	—	—	—	1,370,000	9,378,587	—	—	9,378,587
Issuance of common stock for cash at $13.25 per share on November 20, 2020, net of offering costs of $892,037	—	—	—	—	1,132,075	14,107,957	—	—	14,107,957
Issuance of common stock for cash at $15.25 per share on November 24, 2020, net of offering costs of $1,262,737	—	—	—	—	1,000,000	13,987,263	—	—	13,987,263
Issuance of common stock under convertible notes	—	—	—	—	333,924	1,419,177	—	—	1,419,177
Issuance of common stock to satisfy director award	—	—	—	—	5,546	8,929	(8,929)	—	—
Exercise of warrants	—	—	—	—	491,428	1,773,352	(113,354)	—	1,659,998
Exercise of stock options	—	—	—	—	17,272	222,755	(152,561)	—	70,194
Warrants exercised - cashless	—	—	—	—	813,319	3,960	(3,960)	—	—
Stock options exercised - cashless	—	—	—	—	160,344	106,216	(106,216)	—	—
Stock-based compensation	—	—	—	—	—	—	1,916,772	—	1,916,772
Net loss	—	—	—	—	—	—	—	(18,120,489)	(18,120,489)
Balance at December 31, 2020	—	$—	—	$—	34,187,555	$100,236,178	$3,876,503	$(56,428,651)	$47,684,030

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
OPERATING ACTIVITIES
Net loss	$(18,120,489)	$(15,341,689)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	930,401	710,401
Amortization of debt discount	310,508	328,128
Stock-based compensation	1,916,772	635,319
Gain on foreign exchange transaction	(409)	—
Loss on scrapped Beta FUV finished goods inventory	—	147,305
Loss on disposal of property and equipment	—	710,290
Changes in operating assets and liabilities
Accounts receivable	227,333	(244,450)
Inventory	(1,369,171)	(2,178,220)
Prepaid inventory	165,078	(26,621)
Other current assets	(89,258)	125,217
Accounts payable	46,627	(340,534)
Accrued liabilities	(276,563)	618,567
Customer deposits	(187,992)	338,900
Warranty reserve	93,107	109,800
Deferred revenue	60,545	116,674
Net cash used in operating activities	(16,293,511)	(14,290,913)

INVESTING ACTIVITIES
Purchase of property and equipment	(2,843,087)	(343,461)
Security deposits	(59,700)	—
Net cash used in investing activities	(2,902,787)	(343,461)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	56,750,995	14,836,435
Payment of offering costs	(3,804,064)	(1,412,928)
Proceeds from note payable to bank	1,068,686	—
Proceeds from the exercise of stock options	70,194	10,502
Payment on capital lease obligations	(226,760)	(254,556)
Proceeds from equipment notes	1,219,562	88,850
Repayment of equipment notes	(235,322)	(118,022)
Repayment of convertible notes payable to related parties	(188,079)	—
Repayment of notes payable	(3,000,000)	—
Repayment of convertible notes payable	(500,000)	—
Payment of fees to lender	—	(300,000)
Proceeds from the exercise of warrants	1,659,998	778,563
Proceeds from related party convertible notes payable	—	1,125,000
Proceeds from convertible notes payable	—	810,000
Net cash provided by financing activities	52,815,210	15,563,844

Net cash and cash equivalents increase for year	33,618,912	929,470
Cash and cash equivalents at beginning of year	5,832,489	4,903,019
Cash and cash equivalents at end of year	$39,451,401	$5,832,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$677,521	$148,465
Cash paid during the period for income taxes	$150	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes payable and accrued interest converted to common stock	$1,419,177	$—
Portion of equipment acquired through capital leases	$—	$88,850
Stock issued for payment of accounts payable	$181,329	$36,782
Prepaid insurance financed agreement	$146,490	$331,726
Accrued interest converted to notes payable	$—	$48,972

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

Risks and Uncertainties

We started retail production in the third quarter of 2019 at one FUV per build day and ramped to two per build day in the first quarter of 2020 before suspending production in response to the COVID-19 pandemic. We restarted production and resumed deliveries to customers in the third quarter of 2020. As a result of the suspension, revenues from 2020 were negatively impacted. Revenues from subsequent quarters may be negatively impacted based on the length and severity of the pandemic.

Further, Arcimoto does not have a history of higher-scale production and may encounter delays or inefficiencies in its sales and manufacturing processes, which may prevent or delay achieving higher-scale production within anticipated timeliness. In order to achieve higher-scale production, the Company may need to raise additional capital, and there can be no assurance such capital will be available upon reasonable terms, if at all.

Additionally, the Company’s business and operations are sensitive to governmental policies on importation and exportation, as well as the availability of vehicle components from suppliers, which themselves may be impacted by pandemics and such, as well as the ever-shifting general landscape of governmental policy related to cars and motorcycles.

The Company’s industry is characterized by rapid changes in technology and customer demands. The Company’s future success will depend on its ability to adapt to technological advances, its nimble reaction to customer demands, its development of well-considered new products and services, and the enhancement of its current products and services on a timely and cost-effective basis.

Finally, the Company may not have the capital resources necessary to further the development of existing and/or new products.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Alleviated

The Company has incurred significant losses since inception and management expect losses to continue for the foreseeable future. The Company has raised approximately $52 million, net, from financing activities in 2020. The Company had approximately $39,500,000 cash as of December 31, 2020 and raised cash subsequent to year end, which is in excess 12 months of cash requirements.

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

NOTES TO FINANCIAL STATEMENTS

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments. As of December 31, 2020 and 2019, the Company did not have any level 2 or level 3 instruments.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2020 and 2019, the Company held its balance of cash and cash equivalents in financial institutions, which, at times, exceeded the federally insured limits.

Accounts Receivable

Accounts receivable are reported net of allowance for probable losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a reserve allowance. As of December 31, 2020, and 2019, the Company had accounts receivable net of allowance of $17,117 and $244,450, respectively, and a reserve allowance of $0 and $56,841, respectively, as of December 31, 2020 and 2019, respectively.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”) or market value. Inventories consist of purchased electric motors, electrical storage and transmission equipment, and component parts.

	December 31, 2020	December 31, 2019
Raw materials	$4,667,780	$3,650,466
Work in progress	65,210	25,340
Finished goods	371,078	58,682
Total	$5,104,068	$3,734,488

The Company is required to remit partial prepayments for some purchases of its inventories acquired from overseas vendors which are included in prepaid inventories. The Company is currently selling vehicles below the base cost of a finished unit. Accordingly, the Company expensed all labor and overhead as period costs, and provided a write-down of $550,000 to report inventories at the lower of cost or market.

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

The estimated useful lives for significant property and equipment categories are as follows:

Computer Equipment and Software	1 - 3 years
Furniture and Fixtures	2 - 7 years
Machinery and Equipment	5 - 10 years
Leasehold Improvements	Shorter of useful or lease life

Offering Costs

The Company accounts for offering costs in accordance with FASB ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity or as a reduction of debt upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2020 and 2019, no offering costs remained capitalized. As of December 31, 2020 and 2019, offering costs totaled approximately $3,804,000 and $1,413,000, respectively, which includes the offering costs for the second, third and fourth quarter 2020 equity offerings and the offering costs for the first and fourth quarter 2019 equity offerings, respectively.

Impairment of Long-Lived Assets

The Company follows FASB ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets. ASC 360 requires that if events or changes in circumstances indicate that the carrying value of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in ASC 360 as being held for sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

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

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

Warranties

The Company began recording warranty reserves with the commencement of Retail Series production of the FUV. We provide a warranty on vehicle and production powertrain components as well as battery packs, and we accrue warranty reserves at the time a vehicle or production powertrain component is delivered to the customer. Warranty reserves include management’s best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We will review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Warranty expense is recorded as a component of cost of revenues in the statement of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term liabilities.

Deferred Revenue

Deferred revenues represent cash collected in advance of the revenues being earned for deliverables to FUV customers, distributor licensing arrangements and franchise fees.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company recognizes revenue when the earnings process is complete. This generally occurs when products are picked up by the customer or a common carrier or, when the FUV is shipped in a company owned vehicle, when delivery is completed, in accordance with the sales agreement or purchase order, which is when control of the vehicle passes to the customer. The Company’s shipping terms are generally F.O.B. shipping point, where title is transferred, and revenue is recognized, when the products are shipped to or picked up by customers. Revenues related to distributor licensing arrangements are generally recognized over the term of the agreement, except for specific products and services specified as part of the agreement, for which revenue may be accelerated based on when the earnings process is complete.

Distributor and Franchise fee revenue is recognized over the term of the agreements which is generally ten (10) years for franchises and four (4) years for distributors. We have determined that any services provided to our franchise partners are not distinct from the franchise rights granted in the franchise agreement and they are combined into a single performance obligation.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the option or warrant vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and common stock warrants. The Company adopted the provisions of Accounting Standards Update 2018-17 Compensation – Stock Compensation Improvements to Nonemployee Share-Based Payment Accounting effective January 1, 2020. There was no cumulative-effect adjustment required upon adoption.

Prior to January 1, 2020, the Company measured compensation expense for its non-employee stock-based compensation under FASB ASC 505-50, Equity-Based Payments to Non-Employees. The fair value of the award issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock and/or the calculated value based on the inputs to the Black-Scholes model on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity award is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Advertising Costs

Advertising costs are recorded as an expense in the period in which we incur the costs or the first time the advertising takes place. Advertising costs expensed were $71,636 and $21,982 for the years ended December 31, 2020 and 2019, respectively.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

Research and Development

Costs relating to research and development are expensed as incurred. Costs primarily relate to engineering salaries and related benefits and material and equipment costs related to testing, product design and development.

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

At December 31, 2020 and 2019, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below using the Treasury Stock Method, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Year ended December 31,
	2020	2019
Options and other instruments under the 2012, 2015, and 2018 Plans to purchase common stock	1,438,485	1,081,109
Underwriters and investors warrants issued outside of an EEP	—	97,006
Total	1,438,485	1,178,115

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. ASU 2018-13 removes certain disclosures, modifies others and introduces additional disclosure requirements for entities. The amendments in ASU 2018-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted the new standard on January 1, 2020. The adoption did not have a material impact on the Company’s financial statements.

NOTE 3: CONCENTRATIONS

Payables

As of December 31, 2020 and 2019, the Company had one significant vendor in each period that accounted for more than 10% of the Company’s payables balances. The loss of these vendors would not have a significant impact on the Company’s operations.

Purchases/Inventory

As of December 31, 2020, the Company had one significant vendor that accounted for more than 10% of the Company’s inventory balances. As of December 31, 2020, this vendor accounted for 25% of inventory balances. Purchases from this vendor during 2020 were approximately $1,105,000. The loss of this vendor would have a significant impact on the Company’s operations.

As of December 31, 2019, there were two vendors that accounted for more than 10% of the Company’s inventory balances. These vendors accounted for 17% and 23% of inventory balances. The loss of these vendors would not have a significant impact on the Company’s operations.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4: PROPERTY AND EQUIPMENT

As of December 31, 2020 and 2019, our property and equipment consisted of the following:

	December 31, 2020	December 31, 2019
Machinery and equipment	$5,245,534	$4,699,383
Fixed assets in process	1,993,760	264,999
Leasehold improvements	983,522	774,046
FUV rental fleet	336,730	—
Computer equipment and software	94,384	77,583
Furniture and fixtures	52,007	46,839
Total property and equipment	8,705,937	5,862,850
Less: Accumulated depreciation	(2,060,707)	(1,130,306)
Total	$6,645,230	$4,732,544

Fixed assets in process is comprised primarily of tooling and equipment related to the manufacturing of our vehicles. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use.

Depreciation expense was approximately $930,000 and $710,000 during the years ended December 31, 2020 and 2019, respectively.

On December 23, 2020, the Company entered into an agreement to purchase certain buildings totaling approximately 187,000 square feet, and approximately 6.6 acres of real estate located within the City of Eugene, Oregon. The Company has agreed to purchase the properties commonly known as 311 Chambers Street and 1480 West 3rd Avenue, from RLA Holdings, LLC for the total purchase price of $10,250,000. The Company pledged $80,000 as earnest money for the transaction. During quarter one of 2021, an additional 4.1 acres and 33,000 square feet of buildings to the south were added to the purchase agreement totaling $2,500,000. The total sales price was increased to $12,750,000. The sale is contingent upon the Company’s complete and unconditional approval of: (i) the property and its physical condition, zoning and land use restrictions, and all systems, utilities, and access rights pertaining to the property; (ii) The seller’s documents; (iii) securing financing; (iv) a Phase I environmental assessment and all appropriate inquiries investigation so as to protect the Company under CERCLA; and (v) anything else the Company deems necessary. On March 15, 2021, the due diligence was complete and the Company paid the $80,000 earnest money. Closing is scheduled to occur on April 19, 2021. RLA Holdings, LLC will be permitted to rent back the 311 Chambers St property after closing for up to six (6) months at a rate of $50,000 per month plus all utilities, taxes, insurance, and maintenance expenses. The Company intends to utilize these properties to improve its production capabilities.

NOTE 5: CAPITAL LEASE OBLIGATIONS

As of December 31, 2020, the Company has financed through lease agreements a total of approximately $1,400,000 of its capital equipment purchases with monthly payments ranging from $437 to $8,852, repayment terms ranging from 48 to 72 months, and effective interest rates ranging from 4.52% to 9.72%. Total monthly capital lease payments as of December 31, 2020 are $26,226. These lease obligations mature ranging from December 2021 through November 2023 and are secured by approximately $3,927,000 in underlying assets which have approximately $341,000 in accumulated depreciation as of December 31, 2020. The balance of capital lease obligations was approximately $781,000 and $1,007,647 as of December 31, 2020 and 2019, respectively.

See the following table for future minimum lease payments by year:

Years ending December 31:
2021	$370,747
2022	341,588
2023	144,308
2024	-
Thereafter	-
Total payments including interest	856,643
Less amounts representing interest	(75,495)
Total of future payments on principal balances	781,148
Less short-term capital lease obligations	(246,524)
Total long-term capital lease obligations	$534,624

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6: NOTES PAYABLE

On December 27, 2018, the Company entered into a subscription agreement with FOD Capital, LLC, a Florida limited liability company (the “Investor”), pursuant to which the Company issued to the Investor (i) 500,000 shares of its common stock, no par value per share at a purchase price of $3.00 per share, (ii) a warrant to purchase up to 942,857 shares of common stock at $3.50 per share (the “Warrant”), and (iii) a senior secured note in the principal amount of $3,000,000 (the “Note”) due December 27, 2019. See Note 7 for additional details regarding the equity securities issued. The Company recorded the relative fair value of the warrant and a discount of approximately $107,040. The Company incurred offering costs of $385,000 of which $322,924 was allocated to the note. On September 12, 2019, the Company issued an additional $500,000 note (“additional Note”) to the Investor, net of a $15,000 discount, due on September 12, 2020. The additional Note principal plus accrued interest is convertible into the Company’s common stock at a conversion price per share of $4.25. On December 27, 2019, the Company entered into a six-month extension in exchange for $300,000, which was recorded as an additional discount to the Note. Accrued interest expense excluding the discount amortization for the year ended December 31, 2020 and 2019 was $164,572 and $315,237, respectively. The discount amortized for the year ended December 31, 2020 and 2019 was $310,508 and $322,924, respectively. On June 15, 2020, both notes were repaid in cash, principal in the amount of $3,500,000 and accrued interest in the amount of $479,809 for a total payment of $3,979,809.

On August 14, 2019, multiple convertible promissory notes were issued for a total of $648,972. Between August 14, 2019 and September 27, 2019, the Company issued additional notes in the original principal amount of $850,000. The notes were due in July 2020. The notes were payable in cash or convertible into common stock at $4.25 per share at the option of the holder. On June 25, 2020, certain Notes were converted in accordance with the Subscription Agreement. As a result, principal amounts of $1,310,893, of which $962,829 was to related parties and unpaid accrued interest of $108,284, of which $71,725 was to related parties, were converted into 333,924 shares of common stock at a conversion price of $4.25 per share. The Company also paid an aggregate of $688,079 of cash to settle principal, of which $188,079 was to related parties, and $80,953 of accrued interest, of which $41,691 was to related parties, to settle the remaining convertible notes. Interest expense was $53,284 for the year ended December 31, 2020.

On May 5, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of $1,068,686, referred to on the balance sheet as Note payable to bank. The loan has an interest rate of 1% and monthly payments of $60,154 for 18 months beginning December 5, 2020. This loan is eligible for the limited loan forgiveness provisions of Section 1102 of the CARES Act, and the SBA Interim Final Rule dated April 2, 2020. As of December 31, 2020, the balance on the loan was $1,068,686. We estimate that $1,058,686 of the note will be forgiven.

As of December 31, 2020, the Company has financed a total of approximately $2,070,000 of its capital equipment purchases with monthly payments ranging from $362 to $11,749, repayment terms ranging from 60 to 72 months, and effective interest rates ranging from 5.56% to 9.90%. Total monthly payments as of December 31, 2020 are $40,190. These equipment notes mature ranging from January 2023 through October 2026. The balance of equipment financing notes payable was approximately $1,590,000 and $606,000 as of December 31, 2020 and 2019, respectively. Future annual minimum principal payments as of December 31, 2020 are as follows:

Years ending December 31:
2021	$354,690
2022	381,746
2023	310,694
2024	257,133
Thereafter	285,736
Total principal payments	1,589,999
Less short-term equipment financing notes payable	(237,069)
Total long-term equipment financing notes payable	$1,352,930

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

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

Common Stock

The Company has reserved a total of 4,957,565 shares of its common stock pursuant to the equity incentive plans (see Note 8). The Company has 4,058,791 and 3,293,135 stock units, options and warrants outstanding under these plans as of December 31, 2020 and December 31, 2019, respectively.

The Company has 593,667 and 2,109,839 shares of its common stock reserved for warrants issued outside of the equity incentive plans as of December 31, 2020 and December 31, 2019, respectively.

Common Stock Issued for Accounts Payable

The Company issued 60,591 common shares for services or materials with a fair value of $181,329 during the year ended December 31, 2020. During the year ended December 31, 2019, the Company issued 10,947 restricted common shares for services with a fair value of $36,782. The shares were valued based on the stock price at the time of the grant when the performance commitment was complete. The shares issued during the year ended December 31, 2020 and 2019 were to settle existing accounts payable.

Exercise of Stock Options and Warrants

A total of 17,272 and 3,388 employee options, with exercise prices ranging from $2.50 to $4.52 per share were exercised for total proceeds to the Company of $70,194 and $10,502 during the years ended December 31, 2020 and 2019, respectively.

A total of 20,000 employee warrants, with an exercise price of $0.50 per share were exercised for total proceeds to the Company of $10,000 during the year ended December 31, 2020. During the year ended December 31, 2019, no warrants issued to employees were exercised for cash.

A total of 271,813 employee options with exercise prices ranging from $2.0605 to $4.52 per share were exercised in cashless transactions at market prices ranging from $6.32 to $15.53 per share, which was based on the Company’s daily closing prices surrounding the transaction dates. The transactions resulted in the issuance of 160,344 shares of common stock issued for qualified options to employees during the year ended December 31, 2020. During the year ended December 31, 2019, a total of 119,637 employee options with an exercise price ranging from $2.0605 per share to $3.10 per share were exercised in cashless transactions at market prices ranging from $2.864 per share to $5.212 per share each of which was based on ranges of the Company’s daily closing price near the transaction dates. The exercises resulted in the issuance of a total of 48,837 shares of the Company’s common stock.

A total of 5,546 director deferred stock units were converted to common shares during the year ended December 31, 2020. During the year ended December 31, 2019, no director deferred stock units were converted to common shares.

A total of 90,004 employee warrants with an exercise price of $0.50 per share were exercised in cashless transactions at market prices ranging from $7.484 to $15.038 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates. The transaction resulted in the issuance of a total of 84,553 shares of the Company’s common stock during the year ended December 31, 2020. During the year ended December 31, 2019, a total of 245,688 employee warrants, 75,688 with an exercise price of $0.50 per share and 170,000 with an exercise price of $0.9375 per share, were exercised in cashless transactions at market prices ranging from $3.162 to $5.212 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates. The transactions resulted in the issuance of a total of 203,252 shares of the Company’s common stock.

A total of 1,044,444 warrants issued to investors with an exercise price of $2.83 per share were exercised in cashless transactions at market prices ranging from $8.86 to $20.20 per share, which was based on the bid price of the Company’s common stock on the Nasdaq Capital Market as reported by Bloomberg L.P. as of the time of the holder’s execution of the applicable notice of exercise. The transaction resulted in the issuance of a total of 728,766 shares of the Company’s common stock during the year ended December 31, 2020. During the year ended December 31, 2019, no warrants issued to investors were exercised. The grant date fair value for these warrants of $0.1.1120 was determined using the Black-Scholes options valuation model. The Company used the relative FV to record to equity. See Note 6.

A total of 471,428 warrants issued to an investor with an exercise price of $3.50 per share were exercised for total proceeds to the Company of $1,649,998 during the year ended December 31, 2020. During the year ended December 31, 2019, no warrants issued to investors were exercised. The grant date fair value for these warrants of $0.1181 was determined using the Black-Scholes options valuation model. The company used the relative FV to record to equity. See Note 6.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

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

On June 30, 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to issue in a registered direct offering an aggregate of 1,700,000 shares of its common stock, no par value per share, at a purchase price per share of $5.00 for aggregate gross proceeds of approximately $8,500,000. The Company incurred placement agent fees of $510,000 related to the offering.

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

On November 20, 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to issue in a registered direct offering an aggregate of 1,132,075 shares of the Company’s common stock, no par value per share, at a purchase price per share of $13.25 for aggregate gross proceeds of approximately $15,000,000. The Company incurred placement agent fees of $850,000 related to the offering.

On November 24, 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to issue in a registered direct offering an aggregate of 1,000,000 shares of the Company’s common stock, no par value per share, at a purchase price per share of $15.25 for aggregate gross proceeds of approximately $15.25 million. The Company incurred placement agent fees of $1,220,000 related to the offering.

Aggregate other costs of the five offerings for legal and accounting was approximately $144,000.

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

2019
Annual dividend yield	-
Expected life (years)	5.5
Risk-free interest rate	1.36%
Expected volatility	41.3%

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

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8: STOCK-BASED PAYMENTS

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

Stock-based compensation, including stock options, warrants and stock issued for compensation and services is included in the statements of operations as follows:

	Year ended December 31,
	2020	2019
Research and development	$274,850	$176,484
Sales and marketing	138,976	85,042
General and administrative	1,142,232	337,801
Cost of goods sold	360,714	35,992
Total	$1,916,772	$635,319

Consulting Agreement with Common Stock Compensation

During the year ended December 31, 2020, the Company issued 60,591 common shares for accounts payable with a fair value of $181,329. The shares were valued based on the stock price at the time of the grant. On August 3, 2020, an annual renewal of an investor relations consulting contract resulted in the issuance of 32,749 shares. The terms of the contract call for the issuance of $100,000 worth of common shares issued at each annual renewal based on the market price at the time of the renewal. In addition to the payment in common shares, this consultant receives cash payments of $7,500 per month and payments for additional services as needed. During the year ended December 31, 2020 and 2019, we paid this investor relations consultant $365,200 and $85,751 respectively, which included significant additional services.

2018 Omnibus Stock Incentive Plan

The 2018 Plan authorizing 1,000,000 shares was approved by the Board of Directors and the Company’s shareholders at the Company’s 2018 annual meeting of shareholders held on June 9, 2018. At the 2019 Annual Meeting, the shareholders approved an additional 1,000,000 shares of common stock to be issued under the 2018 Plan. On April 20, 2020, the board of directors approved an increase from 2,000,000 to 4,000,000 shares; at the annual shareholder meeting on June 20, 2020, the increase was approved by a majority of the shareholders.

The 2018 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or NQSOs and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of December 31, 2020, the Company had a remaining reserve of 893,329 shares of common stock under the 2018 Plan. Awards that are forfeited generally become available for grant under the 2018 Plan.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

See below for the range of variables used in assessing the fair value at the grant date for the options issued during the year ended December 31, 2020 under the 2018 Plan:

2020
Annual dividend yield	-
Expected life (years)	5.5 - 6.0
Risk-free interest rate	0.36% - 2.36%
Expected volatility	40.3% - 74.9%

Employee stock-based compensation expense under the 2018 Plan included in operating expenses for the years ended December 31, 2020 and 2019 was $1,803,064 and $461,513, respectively.

Total compensation cost related to non-vested awards issued under the 2018 Plan not yet recognized as of December 31, 2020 was approximately $5,054,378 and will be recognized on a straight-line basis through December 2023 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

On January 6, 2020, the board of directors approved a director deferred compensation plan under the 2018 Plan. The deferred compensation plan calls for stock units to be held on account for each director and issued 90 days after separation from service as a director. If cash reserves are estimated to be less than the amount needed for five months of operations, the Directors are required to take their compensation in Deferred Stock Units under the 2018 Plan; otherwise, Directors have the option of taking compensation in any combination of cash or Deferred Stock Units. For the year ended December 31, 2020, a total of 160,622 stock units with a value of $743,354, based on the closing price on the last day of the quarter, were reserved and expensed. 28,673 of the stock units were valued with a price per share of $1.61 based on the closing stock price on the last trading day of the fourth quarter of 2019, and were recorded as a $46,163 expense on January 6, 2020 because the plan was adopted by the Board of Directors retroactively to the fourth quarter of 2019. The 46,584 of the stock units were valued with a price per share of $1.15 based on the closing stock price on the last trading day of the first quarter of 2020, and were recorded as a $53,572 expense on March 31, 2020. 33,486 of the stock units were valued with a price per share of $5.32 based on the closing stock price on the last trading day of the second quarter of 2020, and were recorded as a $178,146 expense on June 30, 2020. 34,901 of the stock units were valued with a price per share of $6.58 based on the closing stock price on the last trading day of the third quarter of 2020, and were recorded as a $229,649 expense on September 30, 2020. 16,978 of the stock units were valued with a price per share of $13.89 based on the closing stock price on the last trading day of the fourth quarter of 2020, and were recorded as a $235,824 expense on December 31, 2020.

On April 27 and June 18, 2020, non-qualified options to purchase 29,666 and 5,000 shares of common stock were issued to a consultant under the 2018 Plan with grant date fair values of $44,956 and $13,430, respectively. The exercise price of the options were $2.54 and $3.57, respectively. These options vested on issuance and were exercised on August 20, 2020 in a cashless transaction at a market price of $7.638 per share resulting in the issuance of 22,463 shares.

On September 11, 2020, non-qualified options to purchase 41,000 shares of common stock were issued to consultants under the 2018 Plan with grant date fair value of $139,544. The exercise price of the options is $5.41. 20,000 of these options have a two-year vesting period and 21,000 of the options have a one-year vesting period.

On December 14, 2020, non-qualified options to purchase 21,000 shares of common stock were issued to consultants under the 2018 Plan with grant date fair value of $165,110. The exercise price of the options is $12.06. 11,000 of these options have a three-year vesting period and 10,000 of the options have a one-year vesting period.

During the year ended December 31, 2020, qualified options to purchase 1,092,000 shares of common stock were granted to employees under the 2018 Plan with grant date fair values ranging from $2.19 to $12.06. The options were valued using the Black-Scholes option pricing model with a six-year expected term, risk free interest rates ranging from 0.36% to 0.50%, and an annualized standard deviation of stock price volatility of 69.4% to 77.4%, with a weighted average exercise price of $6.30.

A summary of activity under the 2018 Plan for the years ended December 31, 2020 and 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at January 1, 2019	570,500	$4.26	9.63
Granted	1,434,552	2.69	9.70
Exercised	(5,952)	3.36	-
Forfeited or expired	(178,912)	4.41	8.93
Options outstanding at December 31, 2019	1,820,188	3.01	9.47
Granted	1,167,666	6.27	9.40
Exercised	(103,409)	3.37	5.06
Forfeited or expired	(144,012)	3.25	8.87
Options outstanding at December 31, 2020	2,740,433	$4.36	8.98

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

2015 Stock Incentive Plan

The 2015 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of options that are incentive stock options or NQSOs and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. One million shares of common stock were authorized for issuance under the 2015 Plan. Awards that are forfeited generally become available for grant under the 2015 Plan. As of December 31, 2020, 614,970 shares of common stock were reserved for issuance pursuant to stock options that are outstanding, and 5,444 shares remain available for issuance pursuant to future awards that might be made under the 2015 Plan.

During the year ended December 31, 2020, qualified options to purchase 13,000 shares of common stock were granted to employees under the 2015 plan with a grant date fair value of $17,358. During the year ended December 31, 2019, 145,600 options were granted under the 2015 Plan with a grant date fair value of $287,191.

2020
Annual dividend yield	-
Expected life (years)	6.0 - 10.0
Risk-free interest rate	1.48% - 2.46%
Expected volatility	21.3% - 30.6%

Employee stock-based compensation expense included in operating expenses for the years ended December 31, 2020 and 2019 related to the 2015 Plan was $113,708 and $173,806, respectively.

Total compensation cost related to non-vested awards not yet recognized as of December 31, 2020 was $113,861 and will be recognized on a straight-line basis through May 2023 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

A summary of activity under the 2015 Plan for the years ended December 31, 2020 and 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at January 1, 2019	815,223	$2.53	7.72
Granted	145,600	4.49	9.01
Exercised	(127,025)	2.17	-
Forfeited or expired	(19,167)	3.10	7.92
Options outstanding at December 31, 2019	814,631	2.89	8.07
Granted	13,000	2.19	9.35
Exercised	(194,305)	2.60	-
Forfeited or expired	(18,356)	3.89	8.03
Options outstanding at December 31, 2020	614,970	$2.94	6.31

2012 Employee Stock Benefit Plan

The 2012 Plan provides the Company the ability to grant to directors, employees, consultants, advisors or independent contractors shares of common stock of the Company through the grant of warrants and/or the grant of common stock. The Company originally reserved 1,000,000 shares of common stock for issuance under the 2012 Plan. Awards that are forfeited generally become available for grant under the 2012 Plan. As of December 31, 2020, 548,312 shares of common stock were reserved for issuance pursuant to warrants that are issued and outstanding under the 2012 Plan and 1 share remains available for issuance pursuant to future awards that might be made under the 2012 Plan. Warrants expire 10 to 15 years from the grant date and were vested when issued. The warrants were fully expensed prior to 2019.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of activity under the 2012 Plan for the years ended December 31, 2020 and 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at January 1, 2019	904,004	$0.64	5.75
Granted	995	3.36	-
Exercised	(246,683)	0.81	3.23
Forfeited or expired	-	-	-
Warrants outstanding at December 31, 2019	658,316	0.57	6.45
Granted	-	-	-
Exercised	(110,004)	0.50	2.00
Forfeited or expired	-	-	-
Warrants outstanding at December 31, 2020	548,312	$0.58	4.41

NOTE 9: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $500 per vehicle for Retail Series production vehicles for purposes of securing a vehicle production slot. As of December 31, 2020 and 2019, the Company’s balance of deposits received was approximately $606,000 and $794,000, respectively. As of December 31, 2020 and 2019, $403,624 and $374,524, respectively, of these deposits were refundable upon demand. Deposits are included in current liabilities in the accompanying balance sheets. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable and any additional deposit required must be paid prior to the start of the manufacturing process. There were no customer deposits from related parties as of December 31, 2020 and there were $11,200 as of December 31, 2019, respectively.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Litigation

On March 6, 2020, the Company filed a complaint (“the Complaint”) against Ayro, Inc. (“Ayro”), accusing Ayro of patent infringement in Federal District Court for the Western District of Texas, Waco Division (Case No. 6:20-cv-00176-ADA) (“the Ayro Litigation”). In the Complaint, Arcimoto alleged that Ayro’s 311 two-seater electric vehicles infringe U.S. Patent 8,985,255 (the “255 Patent”). The Complaint asked for monetary damages and enhanced damages due to willful infringement of the 255 Patent by Ayro. On March 27, 2020, Ayro answered the Complaint, denying liability and asserting counterclaims of noninfringement and patent invalidity. During the first quarter of 2021, the parties reached a settlement and submitted a request to the court to dismiss the case.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are summarized below:

	For the Years Ended December 31,
	2020	2019
Deferred tax assets:
Share-based compensation expense	$929,448	$400,394
Inventory reserve	151,814	-
Net operating loss carry forward	13,607,361	9,197,186
Federal research and development credit	434,503	425,714
Oregon research and development credit	215,598	199,272

Deferred tax liabilities:
Property and equipment	(307,103)	(209,930)
Total deferred tax asset, net	15,031,621	10,012,636
Valuation allowance	(15,031,621)	(10,012,636)
Net deferred tax asset	$—	$—

In assessing the potential realization of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2020 and 2019, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates. The valuation allowance for deferred tax assets increased $5,018,985 and $4,098,618 during the years ended December 31, 2020 and 2019, respectively.

No federal tax provision has been provided for the years ended December 31, 2020 and 2019 due to the losses incurred during such periods. The Company’s effective tax rate is different from the federal statutory rate due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

	For the Years Ended December 31,
	2020	2019
Statutory U.S. Federal tax rate	21%	21.0%
State and local income taxes - net of Federal benefit	6.6%	6.6%
Non-deductible expenses and other	0.1%	0.9%
Valuation allowance	(27.7)%	(28.5)%
Effective rate tax	—%	—%

As of December 31, 2020, the Company had net operating loss carry forwards of approximately $49,000,000. Approximately $8,200,000 of the net operating loss carryforwards will expire by 2037. The remainder of the net operating loss carryforwards generated in 2018 and later have indefinite carryforward periods. The Federal R&D tax credits will expire at various dates from 2034 through 2041, and the Oregon R&D tax credits will expire at various dates from 2021 through 2024.

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

The Company has identified the United States Federal and Oregon State tax returns as its “major” tax jurisdiction. The United States Federal and Oregon State return years 2016 through 2019 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12: SUBSEQUENT EVENTS

On December 23, 2020, the Company entered into an agreement to purchase certain buildings totaling approximately 187,000 square feet, and approximately 6.6 acres of real estate located within the City of Eugene, Oregon. The Company has agreed to purchase the properties commonly known as 311 Chambers Street and 1480 West 3rd Avenue, from RLA Holdings, LLC for the total purchase price of $10,250,000. The Company pledged $80,000 as earnest money for the transaction. During quarter one of 2021, an additional 4.1 acres and 33,000 square feet of buildings to the south were added to the purchase agreement totaling $2,500,000. The total sales price was increased to $12,750,000. The sale is contingent upon the Company’s complete and unconditional approval of: (i) the property and its physical condition, zoning and land use restrictions, and all systems, utilities, and access rights pertaining to the property; (ii) The seller’s documents; (iii) securing financing; (iv) a Phase I environmental assessment and all appropriate inquiries investigation so as to protect the Company under CERCLA; and (v) anything else the Company deems necessary. On March 15, 2021, the due diligence was complete and the Company paid the $80,000 earnest money. Closing is scheduled to occur on April 19, 2021. RLA Holdings, LLC will be permitted to rent back the 311 Chambers St property after closing for up to six (6) months at a rate of $50,000 per month plus all utilities, taxes, insurance, and maintenance expenses. The Company intends to utilize these properties to improve its production capabilities.

On January 6, 2021, the Company issued 11,000 common shares under the 2018 Plan for investor relations services with a fair value of $146,300. The shares were valued based on the stock price at the time of the grant when the performance commitment was complete.

On January 25, 2021, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Agent, as sales agent (the “Offering”), up to $80.0 million of shares (the “Shares”) of its common stock. Any Shares offered and sold in the Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-227683) filed with the SEC on October 3, 2018 (the “Form S-3”) and declared effective on October 17, 2018, and the 424(b) prospectus supplement relating to the Offering dated January 25, 2021.

In accordance with the terms of the Sales Agreement, the Company may offer and sell the shares at any time and from time to time through or to the Agent, as sales agent. Sales of shares pursuant to the Sales Agreement, if any, will be made in sales deemed to be “at the market” equity offerings, including sales made directly on or through The Nasdaq Capital Market, the existing trading market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions.

The Company has no obligation to sell any of the shares, and may at any time suspend offers under the Sales Agreement. The Offering will terminate upon the earlier of (a) the sale of all of the Shares, or (b) the termination by written notice from the Company or by written notice from the Agent to the Company.

Under the terms of the Sales Agreement, the Agent will be entitled to a commission at a fixed rate of 3.0% of the gross sales price of shares sold through the Agent under the Sales Agreement. The Company will also reimburse the Agent for certain expenses incurred in connection with the Sales Agreement, and agreed to provide indemnification and contribution to the Agent with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended.

The Company intends to use any net proceeds from the Offering for general corporate purposes, including to cover our operating expenses and inventory. Under this agreement, as of March 12, 2021, the Company sold 581,782 shares at an average price per share of $24.18, for total gross proceeds of $14,070,035.

On January 26, 2021, an investor exercised 471,429 warrants at a price per share of $3.50. Proceeds to the Company were $1,650,002.

On February 4, 2021, the Company closed and completed the purchase of Tilting Motor Works, Inc. (“TMW”). Pursuant to the terms and conditions of the Agreement, TMW will deliver, transfer, assign and convey the Company the Assets (as defined in the agreement) and the Company will pay aggregate consideration of $1,750,000 and 436,339 shares of Company common stock, valued at approximately $15,992,000 based on the closing price of $36.65 per share on the closing date, subject to certain conditions and adjustments. The Company will assume the liabilities (as defined in the agreement). The assets include, but are not limited to all inventories, machinery and equipment, Intellectual Property (as defined in the Agreement), general intangibles; furniture and fixtures; office supplies and equipment, leasehold improvements, prepaid expenses, contract and lease rights, open purchase orders from customers, claims benefiting Seller with respect to the business, know-how, tradenames and trademarks, logos, operating data and records, internet domain names, accounting records and reports, and all of Seller’s rights to the name “Tilting Motor Works.”

Between January 15 and March 10, 2021, 54,985 employee options were exercised at prices per share ranging from $1.71 to $4.52. Proceeds to the Company were $127,987.

On March 18, 2021, 15,000 employee warrants were exercised at a price per share of $0.50. Proceeds to the Company were $7,500.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
1.1	Engagement Agreement dated June 11, 2020 between Arcimoto, Inc. and Bradley Woods & Co. Ltd	8-K	001-38213	1.1	June 11, 2020
1.2	Engagement Agreement dated June 30, 2020 between Arcimoto, Inc. and Bradley Woods & Co. Ltd	8-K	001-38213	1.1	June 30, 2020
1.3	Engagement Agreement dated July 8, 2020 between Arcimoto, Inc. and Bradley Woods & Co. Ltd	8-K	001-38213	1.1	July 9, 2020
1.4	Engagement Agreement dated November 19, 2020 between Arcimoto, Inc. and Bradley Woods & Co. Ltd	8-K	001-38213	1.1	November 20, 2020
1.5	Engagement Agreement dated November 23, 2020 between Arcimoto, Inc. and Bradley Woods & Co. Ltd	8-K	001-38213	1.1	November 24, 2020
1.6	Equity Distribution Agreement dated as of January 25, 2021 between Arcimoto and Canaccord Genuity LLC	8-K	001-38213	10.1	January 25, 2021
3.1(a)	Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(a)	March 29, 2019
3.1(b)	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(b)	March 29, 2019
3.2	Second Amended and Restated Bylaws of Arcimoto, Inc.	1-A	024-10710	2.2	August 8, 2017
4.1	Form of Warrant to Purchase Shares of Common Stock	8-K	001-38213	4.1	October 4, 2019
4.2	Description of Registrant’s Securities	10-K	001-38213	4.2	April 14, 2020
10.1	Industrial Lease dated September 3, 2017 by and between Arcimoto, Inc. and 2034 LLC	8-K	024-10710	10.1	October 4, 2017
10.2	Arcimoto, Inc. Second Amended and Restated 2012 Stock Incentive Plan #	1-A	024-10710	6.1	August 8, 2017
10.3	Arcimoto, Inc. Amended and Restated 2015 Stock Incentive Plan #	1-A	024-10710	6.2	August 8, 2017
10.4	Arcimoto 2018 Omnibus Stock Incentive Plan	8-K	001-38213	10.4	June 13, 2018
10.5	Form of Notice of Stock Option Grant and Award Agreement #	8-K	001-38213	10.5	June 13, 2018
10.6	Form of Restricted Stock Award Agreement #	8-K	001-38213	10.6	June 13, 2018
10.7	Industrial Lease dated October 18, 2018 by and between Arcimoto, Inc. and TEJ Enterprises	10-K	001-38213	10.7	March 29, 2019
10.8	Amendment to Industrial Lease dated October 18, 2018 by and between Arcimoto, Inc. and TEJ Enterprises	10-K	001-38213	10.8	March 29, 2019
10.9	Exchange Agreement by and between Arcimoto, Inc. and Mark Frohnmayer	8-K	001-38213	10.7	November 21, 2018
10.10	Form of Subscription Agreement for securities offered in registered offering	8-K	001-38213	10.8	November 21, 2018
10.11	Subscription Agreement with FOD Capital, LLC for shares and warrants and a senior secured note	8-K	001-38213	4.1	December 28, 2018
10.12	Warrant to purchase common stock issued to FOD Capital, LLC	8-K	001-38213	4.2	December 28, 2018
10.13	Senior Secured Note issued in favor of FOD Capital, LLC	8-K	001-38213	10.1	December 28, 2018

10.14	Security Agreement dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.2	December 28, 2018
10.15	Intellectual Property Security Agreement dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.3	December 28, 2018
10.16	Collateral Assignment of Lease dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.4	December 28, 2018
10.17	Securities Purchase Agreement, dated March 24, 2019	8-K	001-38213	10.1	March 25, 2019
10.18	Convertible Promissory Note, dated as of September 12, 2019, by the Company in favor of FOD Capital, LLC	8-K	001-38213	10.1	September 18, 2019
10.19	Form of Securities Purchase Agreement, dated as of October 3, 2019, by and between the Company and prospective purchasers	8-K	001-38213	10.1	October 4, 2019
10.20	Agreement, dated as of February 4, 2020, by and among Arcimoto, Inc., Brickell Financial Services-Motor Club, Inc. (d/b/a Road America Motor Club) and Road America Motor Club, Inc	8-K	001-38213	10.1	February 6, 2020
10.21	Promissory Note payable to Seattle Bank dated May 5, 2020	8-K	001-38213	10.1	May 7, 2020
10.22	Form of Securities Purchase Agreement, dated as of June 11, 2020, by and among Arcimoto, Inc. and the purchasers party thereto	8-K	001-38213	10.1	June 11, 2020
10.23	Form of Securities Purchase Agreement, dated as of June 30, 2020, by and among Arcimoto, Inc. and the purchasers party thereto	8-K	001-38213	10.1	June 30, 2020
10.24	Form of Securities Purchase Agreement, dated as of July 9, 2020, by and among Arcimoto, Inc. and the purchasers party thereto	8-K	001-38213	10.1	July 9, 2020
10.25	Form of Securities Purchase Agreement, dated as of November 20, 2020, by and among Arcimoto, Inc. and the purchasers party thereto	8-K	001-38213	10.1	November 20, 2020
10.26	Form of Securities Purchase Agreement, dated as of November 24, 2020, by and among Arcimoto, Inc. and the purchasers party thereto	8-K	001-38213	10.1	November 24, 2020
10.27	Purchase Agreement between Arcimoto, Inc. and RLA Holdings, LLC	8-K	001-38213	10.1	January 6, 2021
10.28	Employment Agreement with Mark D. Frohnmayer dated as of January 1, 2021 #	8-K	001-38123	10.2	January 6, 2021
10.29	Arcimoto, Inc. Director Compensation Plan #	8-K	001-38123	10.3	January 6, 2021
10.30	Asset Purchase Agreement dated January 22, 2021 between Arcimoto, Inc. and Tilting Motor Works, Inc.	8-K	001-38123	2.04	January 25, 2021
23.1	Consent of dbbmckennon, Independent Registered Public Accounting Firm				Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
101.INS	XBRL Instance Document.	-	-	-	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-	Filed herewith

#	Denotes management contract or compensatory plan or arrangement#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: March 31, 2021	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Principal Financial and Chief Accounting Officer

POWER OF ATTORNEY AND SIGNATURES

Know all men by these presents, that each person whose signature appears below constitutes and appoints Mark D. Frohnmayer and Douglas M. Campoli, or either of them, as attorney-in-fact, with each having the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of United and in the capacities set forth and on the 31st day of March, 2021.