Form 10-K/A
period 2020-12-31
Arcimoto Inc
filed 2021-04-05
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2021annual meeting of shareholders to be held on June 11, 2021 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

EXAPLANATORY NOTE

On March 31, 2021, Arcimoto, Inc. (the “Company”) filed its Form 10-K Annual Report for the calendar year ended December 31, 2020 (the “Form 10-K).

The Company inadvertently filed an incomplete SIGNATURES page of the filing and had incorrect dates on exhibits 31.1, 31.2 and 32.1. The purpose of this filing is to file the complete SIGNATURES page of Form 10-K and correct the dates of exhibits 31.1, 31.2 and 32.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: April 5, 2021	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Principal Financial and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark Frohnmayer	President, Chief Executive Officer and Chairman of the Board of Directors	April 5, 2021
Mark Frohnmayer	(principal executive officer)

/s/ Douglas M. Campoli	Chief Financial Officer	April 5, 2021
Douglas M. Campoli	(principal financial and accounting officer)

/s/ Terry Becker	Chief Operating Officer and Director	April 5, 2021
Terry Becker

/s/ Nancy Calderon	Director	April 5, 2021
Nancy Calderon

/s/ Joshua S. Scherer	Director	April 5, 2021
Joshua S. Scherer

/s/ Jesse G. Eisler	Director	April 5, 2021
Jesse G. Eisler

/s/ Galileo Russell	Director	April 5, 2021
Galileo Russell

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

EXHIBIT INDEX

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