Form 10-Q
period 2021-03-31
Arcimoto Inc
filed 2021-05-17
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

As of May 17, 2021, there were approximately 35,783,000 shares of the registrant’s common stock issued and outstanding.

ARCIMOTO, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

i

PART I - FINANCIAL INFORMATION

ARCIMOTO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Item 1. Financial Statements (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$46,650,143	$39,451,401
Accounts receivable, net	13,882	17,117
Inventory	5,642,824	5,104,068
Prepaid inventory	946,119	1,029,617
Other current assets	990,608	900,827
Total current assets	54,243,576	46,503,030

Property and equipment, net	6,949,160	6,645,230
Intangible assets, net	10,517,319	—
Goodwill	6,824,209	—
Security deposits	125,771	101,688

Total assets	$78,660,035	$53,249,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,060,267	$205,133
Accrued liabilities	529,173	431,166
Customer deposits	616,173	605,532
Current portion of capital lease obligations	264,220	246,524
Notes payable	231,597	478,928
Current portion of warranty reserve	177,659	161,607
Current portion of deferred revenue	281,509	127,219
Current portion of equipment financing notes payable	306,551	237,069
Current portion of note payable to bank	—	421,076
Total current liabilities	3,467,149	2,914,254

Capital lease obligations, net of current portion	330,272	534,624
Warranty reserve	126,500	66,500
Long-term deferred revenue	43,750	50,000
Equipment financing notes payable, net of current portion	1,525,026	1,352,930
Note payable to bank, net of current portion	1,068,686	647,610
Total long-term liabilities	3,094,234	2,651,664

Total liabilities	6,561,383	5,565,918

Commitments and contingencies (Note 12)

Stockholders’ equity:
Series A-1 Preferred Stock, no par value, 1,500,000 authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Class C Preferred Stock, no par value, 2,000,000 authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Preferred Stock, no par value, 1,500,000 authorized, none issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common Stock, no par value, 60,000,000 shares authorized; 35,758,090 and 34,187,555 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	128,855,849	100,236,178
Additional paid-in capital	4,413,966	3,876,503
Accumulated deficit	(61,171,163)	(56,428,651)
Total stockholders’ equity	72,098,652	47,684,030

Total liabilities and stockholders’ equity	$78,660,035	$53,249,948

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product sales	$1,246,363	$598,035
Other revenue	147,612	18,760
Total revenues	1,393,975	616,795
Cost of goods sold	3,244,507	1,689,518
Gross loss	(1,850,532)	(1,072,723)

Operating expenses:
Research and development	2,407,695	448,974
Sales and marketing	964,447	336,898
General and administrative	2,420,613	1,496,845
Total operating expenses	5,792,755	2,282,717

Loss from operations	(7,643,287)	(3,355,440)

Other expense (income):
Interest expense	52,227	246,834
Other income	(14,154)	(7,500)

Loss before benefit for income taxes	(7,681,360)	(3,594,774)

Income tax benefit	2,938,848	—

Net loss	$(4,742,512)	$(3,594,774)

Weighted average common shares - basic and diluted	35,327,316	24,480,445
Net loss per common share - basic and diluted	$(0.13)	$(0.15)

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	—	$—	—	$—	24,436,389	$43,573,529	$2,344,751	$(38,308,162)	$7,610,118

Issuance of common stock for settlement of payable	—	—	—	—	32,749	56,328	—	—	56,328
Offering costs	—	—	—	—	—	(3,619)	—	—	(3,619)
Stock-based compensation	—	—	—	—	—	—	304,965	—	304,965
Net loss	—	—	—	—	—	—	—	(3,594,774)	(3,594,774)
Balance at March 31, 2020	—	$—	—	$—	24,469,138	$43,626,238	$2,649,716	$(41,902,936)	$4,373,018

Balance at December 31, 2020	—	$—	—	$—	34,187,555	$100,236,178	$3,876,503	$(56,428,651)	$47,684,030

Issuance of common stock for settlement of payable	—	—	—	—	11,000	146,300	—	—	146,300
Issuance of common stock for cash, net of offering costs of $543,523	—	—	—	—	581,782	13,526,512	—	—	13,526,512
Issuance of common stock for the acquisition of TMW	—	—	—	—	436,339	13,038,355	—	—	13,038,355
Exercise of warrants	—	—	—	—	486,429	1,714,663	(57,162)	—	1,657,501
Exercise of stock options	—	—	—	—	54,985	193,841	(65,854)	—	127,987
Stock-based compensation	—	—	—	—	—	—	660,479	—	660,479
Net loss	—	—	—	—	—	—	—	(4,742,512)	(4,742,512)
Balance at March 31, 2021	—	$—	—	$—	35,758,090	$128,855,849	$4,413,966	$(61,171,163)	$72,098,652

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(4,742,512)	$(3,594,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	429,561	207,551
Amortization of debt discount	—	153,748
Stock-based compensation	660,479	304,965
Deferred income tax benefit	(2,938,848)	—
Changes in operating assets and liabilities:
Accounts receivable	3,235	228,225
Inventory	(196,362)	(1,461,051)
Prepaid inventory	83,498	70,505
Other current assets	(85,698)	47,542
Accounts payable	1,001,434	742,691
Accrued liabilities	98,007	(50,355)
Customer deposits	(81,108)	(145,100)
Warranty reserve	76,052	20,874
Deferred revenue	148,040	(11,674)
Net cash used in operating activities	(5,544,222)	(3,486,853)

INVESTING ACTIVITIES
Purchase of property and equipment	(598,461)	(198,993)
Security deposits	(24,083)	(47,100)
Cash paid for acquisition of Tilting Motor Works	(1,754,083)	—
Net cash used in investing activities	(2,376,627)	(246,093)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	14,070,035	—
Payment of offering costs	(543,523)	(3,619)
Proceeds from exercise of warrants	1,657,501	—
Proceeds from the exercise of stock options	127,987	—
Proceeds from equipment notes	204,661	69,740
Repayment of notes payable	(247,331)	(167,847)
Repayment of equipment notes	(88,583)	(58,146)
Payment on capital lease obligations	(61,156)	(49,954)
Net cash provided by (used in) financing activities	15,119,591	(209,826)

Net cash increase (decrease) for period	7,198,742	(3,942,772)
Cash at beginning of period	39,451,401	5,832,489
Cash at end of period	$46,650,143	$1,889,717

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$42,015
Cash paid during the period for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for Tilting Motor Works acquisition	$13,038,355	$—
Issuance of common stock for settlement of accounts payable	$146,300	$56,328

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

Risks and Uncertainties

We started retail production in the third quarter of 2019 at one FUV per build day and ramped to two per build day in the first quarter of 2020 before suspending production in response to the COVID-19 pandemic. We restarted production and resumed deliveries to customers in the third quarter of 2020. As a result of the suspension, revenues from 2020 were negatively impacted. Revenues from subsequent quarters may be negatively impacted based on the length and severity of the pandemic. Production in the first quarter of 2021 achieved three FUV per build day and successfully tested to validate four per day.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception and management expects losses to continue for the foreseeable future. The Company had approximately $46,650,000 of cash as of March 31, 2021, which is in excess of cash needed for the next twelve months.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2021, and the results of its operations for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. Results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.

Business Combinations

The Company accounts for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the acquired assets and liabilities and results of operations are consolidated beginning at the acquisition date.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”) or market value. Inventories consist of purchased electric motors, electrical storage and transmission equipment, and component parts.

	March 31, 2021	December 31, 2020
Raw materials	$4,892,827	$4,667,780
Work in progress	59,078	65,210
Finished goods	690,919	371,078
Total	$5,642,824	$5,104,068

The Company is required to remit partial prepayments for some purchases of its inventories acquired from overseas vendors which are included in prepaid inventories. The Company is currently selling vehicles below the base cost of a finished unit. Accordingly, the Company expensed all labor and overhead as period costs, and recorded an allowance to reduce inventories to net realizable value of approximately $593,000 and $550,000 as of March 31, 2021 and December 31, 2020, respectively.

Customer Deposits

Non-refundable customer deposits are comingled with operating funds. Refundable customer deposits are held in a separate deposit account. Revenue is not recognized on customer deposits until the deposit is applied to a non-refundable vehicle order, the vehicle manufacturing process is completed, the vehicle is picked up by or delivered to the customer and the appropriate revenue recognition criteria have been met.

Intangible Assets

Intangible assets primarily consist of trade names/trademarks, proprietary technology, and customer relationships. They are amortized using the straight-lined method over a period of 10 to 14 years. The Company assesses the recoverability of its finite-lived intangible assets when there are indications of potential impairment. Indefinite-lived intangible assets are evaluated for impairment annually.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Goodwill

The Company tests goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.

The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables. The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations.

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

At March 31, 2021 and 2020, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below calculated using the Treasury Stock Method, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2021	2020
Options and other instruments under the 2012, 2015, and 2018 Plans to purchase common stock	3,094,548	431,746
Underwriters and investors warrants issued outside of an EEP	76,402	—
Total	3,170,950	431,746

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

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Adoption of Recent Accounting Pronouncements

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements” (“ASU 2020-10”), which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The effective date of the standard will be for interim and annual reporting periods beginning after December 15, 2020 for public entities. The new guidance was effective upon issuance of this final accounting standards update. The Company has adopted this standard and the adoption did not have a material impact on its condensed consolidated financial statements or disclosures.

NOTE 3: TMW ACQUISITION

On January 23, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Tilting Motor Works, Inc. (“TMW”), a Washington corporation (the “Seller”) and its owner. Pursuant to the terms and conditions of the Agreement, the Company paid cash of $1,754,083 and issued 436,339 shares of Company common stock as consideration for substantially all of the TMW’s assets and certain assumed liabilities. The common shares issued were unregistered and are subject to sales restrictions under the Securities Act of 1933. The Company valued the shares issued in the transaction at the average of opening and closing price on the date of acquisition with a 12.5% discount for lack of marketability. The acquisition closed on February 4, 2021 and was recorded as a business combination as the set of assets and activities acquired met the definition of a business.

The purchase price is allocation is as follows:

Cash	$1,754,083
Add: Fair value of shares issued	13,038,355
Total consideration	$14,792,438

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Description	Fair value
Assets acquired:
Inventory	$342,394
Prepaid expenses and other current assets	4,083
Property, plant, and equipment	4,349
Trade name	2,052,000
Proprietary technology	7,010,000
Customer relationships	1,586,000
Goodwill	6,824,209
Total assets acquired	$17,823,035

Liabilities assumed:
Customer deposits	$91,749
Deferred tax liability	2,938,848
Total liabilities assumed	3,030,597
Estimated fair value of net assets acquired	$14,792,438

The following unaudited pro-forma financial information presents the consolidated results of operations of the Company and TMW for the three months ended March 31, 2021 and 2020, as if the acquisition had occurred as of the beginning of the first period presented instead of on February 4, 2021. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The pro-forma financial information for the Company and TMW is as follows:

	For the Three Months Ended March 31,
	2021	2020
Revenues	$1,403,954	$828,660
Net loss attributable to common stockholders	$(7,911,783)	$(3,860,541)
Net loss per basic and diluted common share	$(0.22)	$(0.15)
Weighted average common shares outstanding:
Basic and diluted	35,327,316	24,916,784

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: PROPERTY AND EQUIPMENT

As of March 31, 2021 and December 31, 2020, our property and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Machinery and equipment	$5,245,534	$5,245,534
Fixed assets in process	2,105,561	1,993,760
Leasehold improvements	983,522	983,522
FUV fleet	520,354	336,730
FUV rental fleet	115,124	—
Computer equipment and software	188,984	94,384
Vehicles	97,661	—
Furniture and fixtures	52,007	52,007
Total property and equipment	9,308,747	8,705,937
Less: Accumulated depreciation	(2,359,587)	(2,060,707)
Total	$6,949,160	$6,645,230

Fixed assets in process is comprised primarily of tooling and equipment related to the manufacturing of our vehicles. Completed assets are transferred to their respective asset class and depreciation begins when the asset is ready for its intended use. FUV fleet consists of marketing and other non-revenue generating vehicles. FUV rental fleet is comprised of rental revenue generating vehicles.

Depreciation expense was approximately $299,000 and $208,000 during the three months ended March 31, 2021 and 2020, respectively.

On December 23, 2020, the Company entered into an agreement to purchase certain buildings totaling approximately 187,000 square feet, and approximately 6.6 acres of real estate located within the City of Eugene, Oregon. The Company has agreed to purchase the properties commonly known as 311 Chambers Street and 1480 West 3rd Avenue, from RLA Holdings, LLC for the total purchase price of $10,250,000. The Company pledged $80,000 as earnest money for the transaction. During the first quarter of 2021, an additional 4.1 acres and 33,000 square feet of buildings to the south were added to the purchase agreement totaling $2,500,000. The total sales price was increased to $12,750,000. The purchase was contingent upon the Company’s complete and unconditional approval of: (i) the property and its physical condition, zoning and land use restrictions, and all systems, utilities, and access rights pertaining to the property; (ii) the seller’s documents; (iii) securing financing; (iv) a Phase I environmental assessment and all appropriate inquiries investigation so as to protect the Company under CERCLA; and (v) anything else the Company deems necessary. On March 15, 2021, the due diligence was complete and the Company paid the $80,000 earnest money. On April 19, 2021, the Company closed and completed the purchase of the properties described above. RLA Holdings, LLC will be permitted to rent back the 311 Chambers St property after closing for up to six (6) months at a rate of $50,000 per month plus all utilities, taxes, insurance, and maintenance expenses. $25,000 was deduced from the purchase price at the closing to cover the tenant’s security deposit. $1,250,000 was deducted at the closing and will be paid in one year from the closing date. This sum is secured by a zero interest note. The Company intends to utilize these properties to improve its production capabilities. The new facility is expected to be operational by the end of 2022.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5: INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

		March 31, 2021
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2020	Assets Acquired Pursuant to Business Combination (1)	Accumulated Amortization	Net Book Value
Tradename and trademarks	14 years	$—	$2,052,000	$(22,684)	$2,029,316
Proprietary technology	13 years	—	7,010,000	(83,452)	6,926,548
Customer relationships	10 years	—	1,586,000	(24,545)	1,561,455
		$—	$10,648,000	$(130,681)	$10,517,319

(1)	On January 23, 2021 the Company acquired various assets of Tilting Motor Works, Inc. (See Note 3)

NOTE 6: GOODWILL

The following table summarizes the Company’s goodwill as of March 31, 2021:

Total Goodwill
Balance as of January 1, 2021	$—
Goodwill additions through Tilting Motor Works acquisition	6,824,209
Less: impairment charge recorded	—
Balance as of March 31, 2021	$6,824,209

NOTE 7: CAPITAL LEASE OBLIGATIONS

As of March 31, 2021, the Company has financed through lease agreements a total of approximately $1,250,000 of its capital equipment purchases with monthly payments ranging from $437 to $8,582, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 4.52% to 9.52%. Total monthly capital lease payments as of March 31, 2021 are $25,223. These lease obligations mature ranging from December 2021 through November 2023 and are secured by approximately $1,427,000 in underlying assets which have approximately $475,000 in accumulated depreciation as of March 31, 2021. The balance of capital lease obligations was approximately $594,000 and approximately $781,000 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 8: NOTES PAYABLE

On May 5, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of $1,068,686, referred to on the balance sheet as Note payable to bank. The loan has an interest rate of 1% and monthly payments of $60,154 for 18 months beginning December 5, 2020. This loan is eligible for the limited loan forgiveness provisions of Section 1102 of the CARES Act, and the SBA Interim Final Rule dated April 2, 2020. As of March 31, 2021, the balance on the loan was $1,068,686. As of April 27, 2021 all of the outstanding principal and interest of $1,068,686 and $10,568 were forgiven. The entire loan balance was presented as noncurrent on the balance sheet as of March 31, 2021.

As of March 31, 2021, the Company has financed a total of approximately $2,440,000 of its capital equipment purchases with monthly payments ranging from $362 to $11,749, repayment terms ranging from 60 to 72 months, and effective interest rates ranging from 1.99% to 9.90%. Total monthly payments as of March 31, 2021 are $47,376. These equipment notes mature ranging from January 2023 through October 2026. The balance of equipment financing notes payable was approximately $1,832,000 and $1,590,000 as of March 31, 2021 and December 31, 2020, respectively.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 9: STOCKHOLDERS’ EQUITY

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

Common Stock

The Company has reserved a total of 4,876,580 shares of its common stock pursuant to the equity incentive plans (see Note 10). The Company has 3,938,824 and 4,058,791 stock units, options and warrants outstanding under these plans as of March 31, 2021 and December 31, 2020, respectively.

The Company has 122,238 and 593,667 shares of its common stock reserved for warrants issued outside of the equity incentive plans as of March 31, 2021 and December 31, 2020, respectively.

Issuance of common stock for settlement of payable

The Company issued 11,000 common shares for investor relations consulting services with a fair value of $146,300 during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company issued 32,749 common shares for services with a fair value of $56,328. The shares were valued based on the stock price at the time of the grant when the performance commitment was complete. The shares issued during the three months ended March 31, 2021 and 2020 were to settle existing accounts payable.

Exercise of Stock Options and Warrants

A total of 54,985 employee options, with exercise prices ranging from $1.71 to $4.52 per share were exercised for total proceeds to the Company of $127,987 during the three months ended March 31, 2021. During the three months ended March 31, 2020, no employee options were exercised for cash.

A total of 15,000 employee warrants, with an exercise prices of $0.50 per share were exercised for total proceeds to the Company of $7,500 during the three months ended March 31, 2021. During the three months ended March 31, 2020, no employee warrants were exercised for cash.

A total of 471,429 warrants issued to an investor, with an exercise price of $3.50 per share were exercised for total proceeds to the Company of $1,650,001 during the three months ended March 31, 2021. During the three months ended March 31, 2020, no warrants issued to investors were exercised for cash.

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Offerings of Common Stock

On January 25, 2021, the Company entered into an Equity Distribution Agreement (“EDA”) with Canaccord Genuity LLC (“Canaccord”) under which we may offer and sell shares of our common stock in connection with the ATM in an aggregate offering amount of up to $80,000,000 from time to time through Canaccord, acting exclusively as our sales agent (the “Offering”). We intend to use the net proceeds of the Offering primarily for working capital and general corporate purposes.

We issued and sold 581,782 shares of common stock during the three months ended March 31, 2021, in connection with the ATM at per share prices between $19.35 and $32.50, resulting in net proceeds to the Company of approximately $13,500,000, after subtracting offering expenses.

NOTE 10: STOCK-BASED PAYMENTS

The Company has common stock, common stock units, and common stock purchase options and warrants reserved pursuant to the 2018 Omnibus Stock Incentive Plan (“2018 Plan”), Amended and Restated 2015 Stock Incentive Plan (“2015 Plan”) and the Second Amended and Restated 2012 Employee Stock Benefit Plan (“2012 Plan”).

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation, including stock options, warrants and stock issued for compensation and services is included in the statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$162,447	$53,700
Sales and marketing	98,589	21,157
General and administrative	218,623	163,884
Cost of goods sold	180,520	66,224
Total	$660,479	$304,965

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

The 2018 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or NQSOs and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of March 31, 2021, the Company had a remaining reserve of 932,311 shares of common stock under the 2018 Plan. Awards that are forfeited generally become available for grant under the 2018 Plan.

Employee stock-based compensation expense under the 2018 Plan included in operating expenses for the three months ended March 31, 2021 was $638,907 and $267,641, respectively.

Total compensation cost related to non-vested awards issued under the 2018 Plan not yet recognized as of March 31, 2021 was approximately $4,380,134 and will be recognized on a straight-line basis through December 2023 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

NOTE 11: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $500 per vehicle for Retail Series production vehicles for purposes of securing a vehicle production slot As of March 31, 2021 and December 31, 2020, the Company’s balance of deposits received was approximately $616,000 and $606,000, respectively. As of March 31, 2021 and December 31, 2020, $409,724 and $403,624, respectively, of these deposits were refundable upon demand. Deposits are included in current liabilities in the accompanying balance sheets. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable and any additional deposit required must be paid prior to the start of the manufacturing process. There were $100 and no customer deposits from related parties as of March 31, 2021 and December 31, 2020, respectively.

NOTE 12: COMMITMENTS AND CONTINGENCIES

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

ARCIMOTO, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of December 31, 2020, we occupied 1,700 square feet of office area, 32,000 square feet of warehouse space and 125,000 square feet of asphalt paving and undeveloped greenfield. The original lease expiring in 2021 has been extended until 2024. We believe that our current facilities are sufficient for our needs.

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

See the following table for future annual minimum rent payments as of December 31, 2020:

Remaining payments for years ending December 31:
2021	640,619
2022	543,246
2023	517,945
2024	340,840
2025	229,916
Thereafter	77,267
Total	$2,349,833

Rent expense is recognized on a straight-line basis. Total rent expense for the three months ended March 31, 2021 and 2020 was $140,413 and $62,042, respectively.

In February 2021, a statement of work for approximately $3,750,000 was signed with Munro and Associates for development activities through the end of the year to develop the FUV high volume production platform. Munro and Associates research and development expense invoiced in the three months ended March 31, 2021 was $874,500.

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

NOTE 13: INCOME TAXES

The Company recorded a tax benefit of $2,938,848 for the period ended March 31, 2021 related to a partial release of its valuation allowance stemming from the acquisition of TMW (See Note 3). The acquisition of TMW created a deferred tax liability position, and those deferred tax liabilities can be used as a source of income for our existing deferred tax assets.

NOTE 14: SUBSEQUENT EVENTS

On April 19, 2021, the Company closed and completed the purchase of properties commonly known as 311 Chambers Street and 1480 West 3rd Avenue for the sum of $10,250,000. The Company also purchased and closed an additional property commonly known as 1593 W. 5th Ave. Eugene, Oregon for related purposes for the sum of $2,500,000.  Approximately $11,500,000 was paid in cash. $1,250,000 is due one year from the closing and is secured by a promissory note at a zero-interest rate.

Between April 9 and April 20, 2021, 15,000 employee warrants were exercised for cash at a grant price of $0.50 per share.  Net proceeds to the Company were $7,500.

Between April 29 and May 5, 2020, 10,333 employee incentive stock options were exercised for cash at grant prices ranging from $1.71 to $4.52.  Net proceeds to the Company were $35,389.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the SEC. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to identify financing sources to fund our capital expenditure requirements and continue operations until sufficient cash flow can be generated from operations;

●	our ability to effectively execute our business plan and growth strategy;

●	unforeseen or recurring operational problems at our facility, or a catastrophic loss of our manufacturing facility, including the temporary closures of our facility that might be required as a result of the continuing COVID-19 pandemic;

●	our dependence on our suppliers, whose ability to supply us may be negatively impacted by, among other things, the measures being implemented to address COVID-19;

●	changes in consumer demand for, and acceptance of, our products;

●	overall strength and stability of general economic conditions and of the automotive industry more specifically, both in the United States and globally;

●	changes in U.S. and foreign trade policy, including the imposition of tariffs and the resulting consequences;

●	changes in the competitive environment, including adoption of technologies and products that compete with our products;

●	our ability to generate consistent revenues;

●	our ability to design, produce and market our vehicles within projected timeframes given that a vehicle consists of several thousand unique items and we can only go as fast as the slowest item;

●	our ability to manufacture vehicles at the high volumes that we anticipate;

●	our reliance on as well as our ability to attract and retain key personnel;

●	changes in the price of oil and electricity;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt, if any, on terms favorable to our company;

●	the number of reservations and cancellations for our vehicles and our ability to deliver on those reservations;

●	our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

●	our ability to manage the distribution channels for our products, including our ability to successfully implement our direct to consumer distribution strategy and any additional distribution strategies we may deem appropriate;

●	our ability to obtain and protect our existing intellectual property protections including patents;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings or losses;

●	interest rates and the credit markets;

●	costs and risks associated with litigation; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2021 and 2020 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

Retail production began on September 19, 2019. In total, Arcimoto produced 57 model year 2019 vehicles, 46 of which were delivered to customers by December 31, 2019. During the year ended December 31, 2020, Arcimoto produced 117 model year 2020 vehicles, and delivered 97 vehicles to customers. During the three months ended March 31, 2021, Arcimoto produced 84 model year 2021 vehicles, and delivered 60 vehicles to customers, a 122% improvement over the 27 vehicles delivered to customers in the three months ended March 31, 2020.

In March 2020, Arcimoto launched production pilots of the Rapid Responder and Deliverator product lines. In September 2020, the Company on-roaded its fourth product concept, the Cameo. In November 2020, the Company unveiled its fifth product concept, the Arcimoto Roadster prototype.

For portions of all four quarters of 2020, Arcimoto’s production operations were suspended in response to the COVID-19 pandemic. The Company restarted limited production and resumed deliveries to customers in the third quarter of 2020.

The Company’s focus is now squarely on volume production planning in order to push to sustainable profitability and fulfill the thousands of pre-orders in our queue, as well as to meet the demand generated by our pilot fleet vehicles in the field. In December 2020, the Company entered into a purchase agreement for an approximately 220,000 square foot facility, which closed on April 19, 2021, to expand production capabilities. The Company is currently in the final stages of applying for the Advanced Technology Vehicle Manufacturing Loan Program to secure the funds necessary to execute our growth strategy.

Platform and Technologies

Arcimoto spent its first decade developing and refining eight generations of a new three-wheeled electric vehicle platform: a light-footprint, nimble reverse-trike architecture that features a low center of gravity for stability on the road; dual-motor front-wheel drive for enhanced traction; can be parked three to a space while carrying two large adults comfortably, and is more efficient, by an order of magnitude, than today’s gas-powered cars. The Company has secured 10 utility patents on various constituent technologies and vehicle platform architectures. As announced on June 10, 2020, Arcimoto has teamed with Munro & Associates to evaluate Arcimoto’s manufacturing processes and supply chain management in order to drive down costs and begin high-volume production of Arcimoto ultra-efficient electric vehicles.  This project which is estimated to take two years has progressed in the first quarter of 2021, with a statement of work signed for the next phase.

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

Rental Model

We plan to augment this direct web purchase process with small-footprint experience rental in select key markets. This rental model will give prospective customers a direct experience with the physical product before purchasing. We intend to open rental operations in San Diego, California and Eugene, Oregon in Q2 2021.

Service

We are pursuing three different models for service of the FUV:

Service-on-demand

Our initial model is on-demand and on-site vehicle service by Arcimoto technicians or Arcimoto-authorized technicians. Service-on-demand will likely be the primary model during our West Coast release as the majority of the vehicles will be geographically located relatively near the factory or a mobile technician. We intend for customers to request service either through the Arcimoto mobile app or by calling a 24-hour service number.

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

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Demand for the Retail Series Arcimoto FUV has continued to increase. As of March 31, 2021, we had 4,833 net FUV pre-orders placed with small refundable deposits or fleet order commitments, representing an increase of 116, or approximately 2%, from the 4,717 pre-orders as of December 31, 2020.

We consider pre-orders to be strong sales leads, and use these leads as an indicator of market demand. Pre-orders are made up of small refundable cash deposits from individual retail customers and distribution agreements or nonbinding letters of intent from commercial customers that may or may not have deposited cash. The distribution of pre-orders as of March 31, 2021, is presented in the table below:

	Retail		Commercial		Total
	Vehicles	Dollars	Vehicles	Dollars	Vehicles	Dollars
Vehicles/Deposits	4,680	$474,224	800	$30,000	5,480	$504,224
Refunds	(647)	(64,700)	—	—	(647)	(64,700)
Total net pre-orders	4,033	409,524	800	30,000	4,833	439,524
Less purchases	(192)	(19,300)	(6)	(10,500)	(198)	(29,800)
Remaining	3,841	$390,224	794	19,500	4,635	409,724

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

For portions of all four quarters of 2020, Arcimoto’s production operations were suspended in response to the COVID-19 pandemic. The Company restarted limited production and resumed deliveries to customers in the third quarter of 2020.

With limited FUV production through 2020 and now extending into 2021, we are focusing on pilot programs for the Deliverator and Rapid Responder, performing value engineering and planning for volume manufacture to achieve sustainable profitability, applying to the Federal Department of Energy’s Advanced Technology Vehicle Manufacturing Loan Program (“ATVMLP”) to finance original equipment manufacturing (“OEM”) volume production, engaging sales efforts focused on fleet deployments, building and testing our rental operations, and expanding our service network.

The average sales price, including custom upgrade options, for the three months ended March 31, 2021 was $20,853, $2,953 or 16.5% above the starting price. We began taking $5,000 non-refundable reservations for the Fun Utility Vehicle in the first quarter of 2019 with a starting price point of $19,900. We secured non-refundable reservations for the first 100 FUVs in anticipation of initial retail production and delivery. In the last week of September 2019, we delivered the first two FUVs. In the third quarter of 2020, we began taking $2,500 non-refundable deposits for the second 100 FUV’s with a starting price point of $17,900. During the three months ended March 31, 2021, Arcimoto produced 84 model year 2021 vehicles, and delivered 60 vehicles to customers.

We have contracted with a lean design consulting company to evaluate Arcimoto’s manufacturing processes and supply chain management in order to drive down costs and begin high-volume production of Arcimoto ultra-efficient electric vehicles. To date, substantial progress has been made understanding the cost models for future vehicles based on the current supply chain condition, ergonomic studies, failure modes and effects analysis (“FMEA”), baseline ride-drive characteristics, mapping out EU certification, cost reduction for manufacturing, lean manufacturing analysis and the technology roadmap for future vehicles and marketing roadmap.

Arcimoto’s test of the Rapid Responder in a pilot program with the City of Eugene, the Eugene-Springfield Fire Department (“ESFD”) completed on March 31, 2021, and ESFD has provided us with valuable feedback for future product development and marketing. We are evaluating upfitters and defining the process for installation of non-compliant accessories such as lights and sirens and we released pricing and availability for the Rapid Responder in the first quarter of 2021.

We have several ongoing Deliverator pilot programs with individuals, municipalities, and corporate fleets. We have completed the first phase of tool-up for manufacture and production of the Deliverator, and we will continue to build Deliverators in low volume through the remainder of 2021, with the intent to deliver them to new pilot programs.

On September 26, 2020, Arcimoto introduced the beta Configurator, a web tool for selecting vehicle options and visualizing the final configured product. We subsequently opened $2,500 non-refundable reservations for production FUVs through the end of the year to pre-order customers in Washington, California, and Oregon, with a new starting price of $17,900, and many more configurable options than our previous offering. Average sales price as configured for the first 113 reservations is $21,893. While the beta Configurator has been an effective tool for converting early preorders to purchased vehicles, we are working on the next iteration, to improve user interface and experience.

On February 4, 2021, the Company closed and completed the Asset Purchase Agreement with Tilting Motor Works, Inc. (“TMW”). The Company believes the TMW product line will continue to flourish under Arcimoto, as we are able to bring considerable marketing and manufacturing efforts to bear, and the underlying technology will be beneficial to future Arcimoto products. Authorized dealer/installers of the TMW products are potential partners for providing product support services to FUV owners in certain areas. TMW delivered 10 of their existing product line bolt on front end kits that convert a two wheeled motorcycle to a three wheeled tilting reverse trike, generating $92,106 in revenue with a 27% gross margin, during the three months ended March 31, 2021.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

In 2019, Arcimoto generated cash flow from retail production vehicle sales for the first time.

Our capital expenditures for low-volume production are substantially complete. We are bringing the thermo forming of body panels in-house and ordered approximately $1,741,000 in equipment for this process. Approximately $1,150,000 of this amount has been financed at interest rates ranging from 5.56% to 9.0% and terms of 60-72 months. We anticipate a savings of $780 per FUV produced with this automation. We purchased a multi-directional rotary brush machine at a total cost of $142,200 to automate the deburr and finishing of sheet metal. This was financed at an interest rate of 9.86% and term of 60 months. We purchased an additional CNC mill at a total cost of $173,860 to increase production capacity. This was financed at an interest rate of 4.11% for 60 months. We are purchasing an additional welding cell at a total cost of $286,674 for welding the two sides of the upper frame together, and a wire bonding machine at a cost of $211,524 for next generation battery module production. We anticipate securing low interest debt for these equipment purchases. We anticipate a savings of $390 per FUV produced with the welding automation. The Company is preparing an ATVMLP application to finance OEM volume production.

Operating expenses increased by approximately 154%, or $3,510,000, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This increase was mostly due to increased R&D expense associated with developing the 2.0 FUV platform that is planned for OEM production volumes. Other factors are an increase in sales and marketing efforts and G&A expense associated with the integration of TWM. The number of employees increased by approximately 55%, from 110 as of March 31, 2020 to 170 employees as of March 31, 2021. The increased staff was needed to build out all parts of the Company for selling and servicing vehicles.

New Accounting Pronouncements

For a description of our critical accounting policies and estimates, please refer to the “Summary of Significant Accounting Policies” in Note 2 to our Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe are reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. See Note 2 to our Financial Statements under Part I, Item I of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2021 versus three months ended March 31, 2020

Revenues

We had approximately $1,394,000 in revenue, comprising of approximately $1,245,000 in revenue from the sales of our vehicles, approximately $92,000 in TMW revenue and approximately $57,000 in revenue from parts, delivery fees, merchandise and outside metal fabrication during the three months ended March 31, 2021. We had approximately $617,000 in revenue, comprising of approximately $598,000 in revenue from the sales of our vehicles, and approximately $19,000 in revenue from merchandise and outside metal fabrication during the three months ended March 31, 2020.

Cost of Goods Sold

We had approximately $3,245,000 in cost of goods sold (“COGS”), comprising approximately $1,805,000 in labor and overhead and underutilized factory capacity, $1,253,000 in FUV parts from the sale of our vehicles, approximately $67,000 from Tilting Motor Works operations, approximately $1,000 in FUV delivery cost, approximately $150,000 in service cost and warranty reserves, approximately $6,000 in COGS from merchandise and outside metal fabrication, and $38,000 for lower of cost or market reserves during the three months ended March 31, 2021. We had approximately $1,690,000 in COGS comprising approximately $1,218,000 in overhead and underutilized factory capacity, $650,000 in FUV parts from the sale of our vehicles, approximately $29,000 in warranty reserves and approximately $17,000 in COGS from merchandise and outside metal fabrication during the three months ended March 31, 2020.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of prototyping new variants of the 1.0 FUV platform, developing the 2.0 platform, and developing new three wheeled tilting micro mobility platforms. R&D expenses for the three months ended March 31, 2021 and 2020 were approximately $2,408,000 and $449,000, respectively. The primary reason for the increase in R&D expenses of $1,959,000, or 436%, resulted from development the 2.0 FUV platform that is planned for OEM production volumes.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the three months ended March 31, 2021 and 2020 were approximately $964,000 and $337,000, respectively. The primary reasons for the increase in sales and marketing expenses during the three months ended March 31, 2021 of approximately $628,000, or 186%, as compared to the prior period was increased marketing activities to ramp sales in line with planned production increases.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the three months ended March 31, 2021 were approximately $2,421,000 as compared to approximately $1,497,000 for the same period last year, representing an increase of approximately $924,000, or 62%. The primary reasons for the increase in the current period was due to cost associated with the integration of TMW.

Interest Expense

Interest expense for the three months ended March 31, 2021 was approximately $52,000, as compared to $247,000 during the three months ended March 31, 2020. The decrease in interest expense was due to paying off all non-equipment financing in June 2020.

Liquidity and Capital Resources

The Company has not achieved positive earnings and operating cash flows to enable the Company to finance its operations internally. Funding for the business to date has come primarily through the issuance of debt and equity securities. The Company may require additional funding to continue to operate in the normal course of business. The substantial doubt about the Company’s ability to continue as a going concern has been alleviated based on management’s belief that current cash reserves will sustain operations for more than 12 months.

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

As of March 31, 2021, we had approximately $46,650,000 in cash and cash equivalents, representing an increase in cash and cash equivalents of approximately $7,199,000 from December 31, 2020. In connection with our ATM, we issued and sold 581,782 shares of common stock during the first quarter of 2021, resulting in net proceeds to the Company of approximately $13,500,000, net of offering costs. On April 19, 2021, we disbursed $12,750,000 cash for the purchase of the buildings on Chambers Ave. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with more than 12 months of liquidity. The amount and timing of funds that we may raise is undetermined and could vary based on a number of factors, including our ongoing liquidity needs, our current capitalization, as well as access to current and future sources of liquidity.

Since inception, we have invested approximately $6,520,000 into tooling and manufacturing capital expenditures for our current FUV production facility. As we ramp up production, we may identify opportunities for reducing cost of goods sold that will require additional capital expenditures.

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

During the three months ended March 31, 2021, cash used in operating activities was approximately $5,544,000, which included a net loss of approximately $4,743,000, non-cash charge related to depreciation and amortization of approximately $430,000, non-cash charge related to stock-based compensation of approximately $660,000, non-cash income related to income tax benefit of approximately $2,939,000,and changes in accounts receivable, inventory, prepaid inventory, other current assets, accounts payable, accrued liabilities, customer deposits, warranty reserve and deferred revenue of approximately $1,047,000, of which approximately $1,001,000 relates to accounts payable.

During the three months ended March 31, 2020, cash used in operating activities was approximately $3,487,000, which included a net loss of approximately $3,595,000, non-cash charge related to depreciation and amortization of approximately $208,000, non-cash charge related to the amortization of debt discounts of approximately $154,000, non-cash charge related to stock-based compensation of approximately $305,000, and accounts receivable, inventory, prepaid inventory, other current assets, accounts payable, accrued liabilities, customer deposits, warranty reserve and deferred revenue of approximately $558,000.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relates to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the three months ended March 31, 2021, the Company paid approximately $598,000 for manufacturing equipment and fixed asset purchases, approximately $24,000 for security deposits, and $1,754,000 for cash paid for the TMW acquisition.

During the three months ended March 31, 2020, the Company paid approximately $199,000, for manufacturing equipment and fixed asset purchases and approximately $47,000 for security deposits.

Cash Flows from Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was approximately $15,120,000, compared to net cash used in financing activities of approximately $210,000 during the three months ended March 31, 2020. Cash flows provided by financing activities during the three months ended March 31, 2021 comprised of proceeds from the issuance of common stock through our registered offerings of approximately $14,070,000, offering costs of approximately $544,000, proceeds from the exercise of warrants of approximately $1,658,000, proceeds from the exercise of options of approximately $128,000, proceeds from equipment notes of approximately $205,000, repayments of notes payable of approximately $247,000, repayment of equipment notes of approximately $89,000, payments on capital lease obligations amounting to approximately $61,000.

During the three months ended March 31, 2020, net cash used in financing activities was approximately $210,000. Cash flows used in financing activities during the three months ended March 31, 2020 mainly comprised of payments on capital lease obligations amounting to approximately $50,000, offering costs of approximately $4,000, proceeds from equipment notes of approximately $70,000, repayments of notes payable of approximately $168,000 and repayment of equipment notes of approximately $58,000.

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

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended March 31, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 19, 2021, litigation styled David Barnette v. Arcimoto, Inc., Mark Frohnmayer and Douglas Campoli, was filed in the United States District Court for the Eastern District of New York.  The action, in which none of the defendants has yet been served, purports to be a class action on behalf of all those who purchased our common stock between February 14, 2018 and March 22, 2021 and is based on the research report dated March 23, 2021 produced by Bonitas Research, LLC, a short seller of our common stock with the stated intention of driving down the market price of our common stock.  Although the lawsuit is purportedly a class action, no motion to certify a class has been filed at this time. We believe we have substantial defenses to the claims asserted in this lawsuit and intend to vigorously defend this action.

Additionally, from time to time, we might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business. For information on our litigation matters, see “Litigation” under Note 12 of the Notes to Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors.

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

ARCIMOTO, INC.

Date: May 17, 2021	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Principal Financial
and Chief Accounting Officer