Form 10-Q
period 2021-06-30
Arcimoto Inc
filed 2021-08-16
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

As of August 12, 2021, there were approximately 37,392,332 shares of the registrant’s common stock issued and outstanding.

ARCIMOTO, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARCIMOTO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$38,473,247	$39,451,401
Accounts receivable, net	27,982	17,117
Inventory	6,267,613	5,104,068
Prepaid inventory	2,163,600	1,029,617
Other current assets	1,118,592	900,827
Total current assets	48,051,034	46,503,030

Property and equipment, net	21,218,899	6,645,230
Intangible assets, net	10,306,218	—
Goodwill	6,824,209	—
Security deposits	125,771	101,688

Total assets	$86,526,131	$53,249,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,386,022	$205,133
Accrued liabilities	1,305,692	431,166
Customer deposits	1,257,662	605,532
Notes payable	1,299,726	478,928
Current portion of capital lease obligations and equipment notes payable	929,446	483,593
Current portion of warranty reserve	167,885	161,607
Current portion of deferred revenue	111,219	127,219
Current portion of note payable to bank	—	421,076
Total current liabilities	6,457,652	2,914,254

Capital lease obligations and equipment notes payable, net of current portion	1,665,358	1,887,554
Warranty reserve	149,257	66,500
Long-term deferred revenue	13,500	50,000
Note payable to bank, net of current portion	—	647,610
Total long-term liabilities	1,828,115	2,651,664

Total liabilities	8,285,767	5,565,918

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series A-1 Preferred Stock, no par value, 1,500,000 authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class C Preferred Stock, no par value, 2,000,000 authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—

Preferred Stock, no par value, 1,500,000 authorized, none issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common Stock, no par value, 100,000,000 shares authorized; 36,991,916 and 34,187,555 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	142,906,963	100,236,178
Additional paid-in capital	8,286,108	3,876,503
Stock subscription receivable	(3,534,860)	—
Accumulated deficit	(69,417,847)	(56,428,651)
Total stockholders’ equity	78,240,364	47,684,030

Total liabilities and stockholders’ equity	$86,526,131	$53,249,948

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product sales	$644,019	$254,955	$1,890,783	$852,990
Other revenue	73,360	13,583	220,572	32,343
Total revenues	717,379	268,538	2,111,355	885,333
Cost of goods sold	3,248,061	1,208,817	6,472,812	2,898,335
Gross loss	(2,530,682)	(940,279)	(4,361,457)	(2,013,002)

Operating expenses:
Research and development	2,646,071	284,314	5,070,511	733,288
Sales and marketing	1,589,475	305,275	2,554,078	642,173
General and administrative	2,586,719	1,757,501	5,010,188	3,254,346
Total operating expenses	6,822,265	2,347,090	12,634,777	4,629,807

Loss from operations	(9,352,947)	(3,287,369)	(16,996,234)	(6,642,809)

Other (income) expense:
Gain on forgiveness of PPP loan	(1,078,482)	—	(1,078,482)	—
Interest expense	47,348	415,775	99,575	662,609
Other income	(75,279)	—	(89,433)	(7,500)

Loss before income tax benefit	(8,246,534)	(3,703,144)	(15,927,894)	(7,297,918)

Income tax (expense) benefit	(150)	—	2,938,698	—

Net loss	$(8,246,684)	$(3,703,144)	$(12,989,196)	$(7,297,918)

Weighted average common shares - basic and diluted	36,145,523	25,130,897	35,738,678	24,805,672
Net loss per common share - basic and diluted	$(0.23)	$(0.15)	$(0.36)	$(0.29)

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock		Additional	Stock		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2019	—	$—	—	$—	24,436,389	$43,573,529	$2,344,751		$(38,308,162)	$7,610,118

Issuance of common stock for settlement of payable	—	—	—	—	43,456	81,329	—	—	—	81,329
Issuance of common stock for cash	—	—	—	—	3,623,667	12,785,001	—	—	—	12,785,001
Offering costs incurred on placements of common stock	—	—	—	—	—	(996,083)	—	—	—	(996,083)
Issuance of common stock under convertible notes	—	—	—	—	333,924	1,419,177	—	—	—	1,419,177
Common stock subscribed on June 30, 2020	—	—	—	—	—	—	3,715,000	(3,715,000)	—	—
Issuance of common stock to satisfy director award	—	—	—	—	5,546	8,929	(8,929)	—	—	—
Stock-based compensation	—	—	—	—	—	—	732,599	—	—	732,599
Net loss	—	—	—	—	—	—	—	—	(7,297,918)	(7,297,918)
Balance at June 30, 2020	—	$—	—	$—	28,442,982	$56,871,882	$6,783,421	$(3,715,000)	$(45,606,080)	$14,334,223

Balance at December 31, 2020	—	$—	—	$—	34,187,555	$100,236,178	$3,876,503	$—	$(56,428,651)	$47,684,030

Issuance of common stock for settlement of payable	—	—	—	—	11,000	146,300	—	—	—	146,300
Issuance of common stock for cash, net of offering costs of $924,149	—	—	—	—	1,455,130	26,382,831	—	—	—	26,382,831
Issuance of common stock for the acquisition of TMW	—	—	—	—	436,339	13,038,355	—	—	—	13,038,355
Exercise of warrants	—	—	—	—	586,429	1,766,397	(58,895)	—	—	1,707,502
Exercise of stock options	—	—	—	—	315,463	1,336,902	(404,704)	—	—	932,198
Stock subscribed on June 29, 2021	—	—	—	—	—	—	3,534,860	(3,534,860)	—	—
Stock-based compensation	—	—	—	—	—	—	1,338,344	—	—	1,338,344
Net loss	—	—	—	—	—	—	—	—	(12,989,196)	(12,989,196)
Balance at June 30, 2021	—	$—	—	$—	36,991,916	$142,906,963	$8,286,108	$(3,534,860)	$(69,417,847)	$78,240,364

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock		Additional	Stock		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity
Balance at March 31, 2020	—	$—	—	$—	24,469,138	$43,626,238	$2,649,716	$—	$(41,902,936)	$4,373,018

Issuance of common stock for settlement of payable	—	—	—	—	10,707	25,001	—	—	—	25,001
Issuance of common stock for cash	—	—	—	—	3,623,667	12,785,001	—	—	—	12,785,001
Offering costs incurred on placements of common stock	—	—	—	—	—	(992,464)	—	—	—	(992,464)
Issuance of common stock to settle convertible notes	—	—	—	—	333,924	1,419,177	—	—	—	1,419,177
Common stock subscribed on June 30, 2020	—	—	—	—	—	—	3,715,000	(3,715,000)	—	—
Issuance of common stock to satisfy director award	—	—	—	—	5,546	8,929	(8,929)	—	—	—
Stock-based compensation	—	—	—	—	—	—	427,634	—	—	427,634
Net loss	—	—	—	—	—	—	—	—	(3,703,144)	(3,703,144)
Balance at June 30, 2020	—	$—	—	$—	28,442,982	$56,871,882	$6,783,421	$(3,715,000)	$(45,606,080)	$14,334,223

Balance at March 31, 2021	—	$—	—	$—	35,758,090	$128,855,849	$4,413,966	$—	$(61,171,163)	$72,098,652

Issuance of common stock for cash, net of offering costs of $380,626	—	—	—	—	873,348	12,856,319	—	—	—	12,856,319
Exercise of warrants	—	—	—	—	100,000	51,733	(1,733)	—	—	50,000
Exercise of stock options	—	—	—	—	260,478	1,143,062	(338,851)	—	—	804,211
Stock subscribed on June 29, 2021	—	—	—	—	—	—	3,534,860	(3,534,860)	—	—
Stock-based compensation	—	—	—	—	—	—	677,866	—	—	677,866
Net loss	—	—	—	—	—	—	—	—	(8,246,684)	(8,246,684)
Balance at June 30, 2021	—	$—	—	$—	36,991,916	$142,906,963	$8,286,108	$(3,534,860)	$(69,417,847)	$78,240,364

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(12,989,196)	$(7,297,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,018,491	438,508
Amortization of debt discount	—	310,508
Gain on forgiveness of PPP loan	(1,078,482)	—
Stock-based compensation	1,338,344	732,599
Deferred income tax benefit	(2,938,848)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,865)	230,736
Inventory	(821,151)	(1,888,847)
Prepaid inventory	(1,133,983)	693,151
Other current assets	(213,682)	304,345
Accounts payable	1,327,189	484,174
Accrued liabilities	884,322	(123,415)
Customer deposits	560,381	(180,400)
Warranty reserve	89,035	(32,485)
Deferred revenue	(52,500)	(15,674)
Net cash used in operating activities	(14,020,945)	(6,344,718)

INVESTING ACTIVITIES
Purchase of property and equipment	(13,737,013)	(333,537)
Security deposits	(24,083)	(45,500)
Cash paid for acquisition of Tilting Motor Works	(1,754,083)	—
Net cash used in investing activities	(15,515,179)	(379,037)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	27,306,980	12,785,001
Payment of offering costs	(924,149)	(996,083)
Proceeds from note payable to bank	—	1,068,686
Proceeds from exercise of warrants	1,707,502	—
Proceeds from the exercise of stock options	932,198	—
Proceeds from capital lease obligations and equipment notes	293,710	—
Repayment of notes payable	(429,202)	(3,296,243)
Payment on capital lease obligations and equipment notes	(329,069)	(218,111)
Repayment of convertible notes payable to related parties	—	(188,079)
Repayment of convertible notes payable	—	(500,000)
Net cash provided by financing activities	28,557,970	8,655,171

Net cash (decrease) increase for period	(978,154)	1,931,416
Cash at beginning of period	39,451,401	5,832,489
Cash at end of period	$38,473,247	$7,763,905

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$83,009	$612,506
Cash paid during the period for income taxes	$150	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for Tilting Motor Works acquisition	$13,038,355	$—
Issuance of common stock for settlement of accounts payable	$146,300	$81,329
Notes payable issued for purchase of property, plant, and equipment	$1,250,000	$—
Other receivable due from capital lease financing	$250,000	$—
Notes payable and accrued interest converted to common stock	$—	$1,419,177
Portion of equipment acquired through capital leases	$—	$69,740

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: NATURE OF OPERATIONS

Arcimoto, Inc. (the “Company”, “We”, “Us”, or “Our”) was incorporated in the State of Oregon on November 21, 2007. The Company’s mission is to catalyze the global shift to a sustainable transportation system. Over the past 13 years, the Company has developed a new vehicle platform designed around the needs of everyday drivers. Having approximately one-third the weight and one-third of the footprint of the average car, the Arcimoto platform’s purpose is to bring the joy of ultra-efficient, pure electric driving to the masses. To date, the Company has introduced five vehicle products built on this platform that target specific niches in the vehicle market: our flagship product, the Fun Utility Vehicle® (“FUV®”), for everyday consumer trips; the Deliverator® for last-mile delivery and general fleet utility; the Rapid Responder™ for emergency services and security; the Cameo™ for film, sports and influencers; and the Arcimoto Roadster, an unparalleled pure-electric on-road thrill machine.

Risks and Uncertainties

We may, from time to time, be subject to recalls due to, among other things, software glitches and/or faulty parts which may require us to provide additional warranties to our customers. These additional warranties may have a negative impact on our financial resources, which may in turn, negatively impact our financial results.

Our current cost structure does not allow us to achieve profitability. Although we are constantly trying to improve our cost structure, we may not succeed in improving our structure to the point when we can achieve profitability consistently.

Although we expect our recent acquisition of TMW to positively impact our overall financial performance, the results may not justify our goodwill and intangible asset values. If this occurs, we will have to consider the recoverability of our values placed on our goodwill and intangible assets.

Finally, the Company may not have the capital resources necessary to further the development of existing and/or new products.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception and management expects losses to continue for the foreseeable future. The Company had approximately $38,473,000 of cash as of June 30, 2021, which is in excess of cash needed for the next twelve months. In the event that additional funding is needed to sustain the business, the Company anticipates being able to obtain such funds through the capital markets and/or by re-financing its long-lived assets.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2021, and the results of its operations for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. Results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and its related disclosures. Actual amounts could differ materially from those estimates.

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

	June 30, 2021	December 31, 2020
Raw materials	$4,898,985	$4,667,780
Work in progress	65,428	65,210
Finished goods	1,303,200	371,078
Total	$6,267,613	$5,104,068

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company is required to remit partial prepayments for some purchases of its inventories acquired from overseas vendors which are included in prepaid inventories. The Company is currently selling vehicles below the base cost of a finished unit. Accordingly, the Company expensed all labor and overhead as period costs and recorded an allowance to reduce inventories to net realizable value of approximately $597,000 and $550,000 as of June 30, 2021 and December 31, 2020, respectively.

Intangible Assets

Intangible assets primarily consist of trade names/trademarks, proprietary technology, and customer relationships. They are amortized using the straight-line method over a period of 10 to 14 years. The Company assesses the recoverability of its finite-lived intangible assets when there are indications of potential impairment. Indefinite-lived intangible assets are evaluated for impairment annually.

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

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2021 and 2020, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below calculated using the Treasury Stock Method, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options and other instruments under the 2012, 2015, and 2018 Plans to purchase common stock	2,314,891	817,254	2,600,955	613,553
Underwriters and investors warrants issued outside of an EEP	43,050	—	63,924	—
Total	2,357,941	817,254	2,664,879	613,553

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than 12 months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. In November 2019, the FASB delayed the effective date for Topic 842 to fiscal years beginning after December 15, 2020 for private companies and emerging growth companies, and interim periods within those years, with early adoption permitted. In June 2020, the FASB issued ASU No 2020-05 that further delayed the effective date of Topic 842 to fiscal years beginning after December 15, 2021. We will adopt this new standard on January 1, 2022. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date, as opposed to the earliest period presented under the modified retrospective transition approach and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption. The adoption of ASU 2016-02 is not expected to have a material impact on Arcimoto’s Statement of Operations.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3: TMW ACQUISITION

On January 23, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Tilting Motor Works, Inc. (“TMW”), a Washington corporation (the “Seller”) and its owner. TMW engages in the design, production, sales, and installation of a bolt on kit that converts a two wheeled motorcycle into a tilting three wheeled motorcycle. TMW was acquired to utilize the tilting technology in new three wheeled micro-mobility vehicles.

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

The purchase price allocation is as follows:

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

The following unaudited pro forma financial information presents the results of operations of the Company and TMW for the three and six months ended June 30, 2021 and 2020, as if the acquisition had occurred as of the beginning of the first period presented instead of on February 4, 2021. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods. During the three months ended June 30, 2021, TMW was included in the results for the entire period and therefore excluded from the table below.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The pro forma financial information for the Company and TMW is as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2020	2021	2020
Revenues	$287,363	$2,121,334	$1,116,023

Net loss attributable to common stockholders	$(3,987,693)	$(13,248,445)	$(7,848,232)
Net loss per basic and diluted common share	$(0.16)	$(0.37)	$(0.31)
Weighted average common shares outstanding:
Basic and diluted	25,567,236	35,738,678	25,242,011

NOTE 4: PROPERTY AND EQUIPMENT

As of June 30, 2021 and December 31, 2020, our property and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Land	$4,743,526	$—
Buildings	8,006,474	—
Machinery and equipment	5,312,561	5,245,534
Fixed assets in process	3,257,550	1,993,760
Leasehold improvements	983,522	983,522
FUV fleet	831,602	336,730
FUV rental fleet	361,822	—
Computer equipment and software	258,309	94,384
Vehicles	140,976	—
Furniture and fixtures	52,007	52,007
Total property and equipment	23,948,349	8,705,937
Less: Accumulated depreciation	(2,729,450)	(2,060,707)
Total	$21,218,899	$6,645,230

Fixed assets in process is primarily comprised of tooling and equipment related to the manufacturing of our vehicles, buildings, and machinery & equipment. Completed assets are transferred to their respective asset class and depreciation begins when the asset is placed in service. FUV fleet consists of marketing and other non-revenue generating vehicles. FUV rental fleet consists of rental revenue generating vehicles.

On December 23, 2020, the Company entered into an agreement to purchase certain buildings totaling approximately 187,000 square feet, and approximately 6.6 acres of real estate located within the City of Eugene, Oregon. The Company has agreed to purchase the properties commonly known as 311 Chambers Street and 1480 West 3rd Avenue, from RLA Holdings, LLC for the total purchase price of $10,250,000. The Company pledged $80,000 as earnest money for the transaction. During the first quarter of 2021, an additional 4.1 acres and 33,000 square feet of buildings to the south commonly known as 1593 W. 5th Ave. Eugene, Oregon was added to the purchase agreement totaling $2,500,000. The total sales price was increased to $12,750,000. The purchase was contingent upon the Company’s complete and unconditional approval of: (i) the property and its physical condition, zoning and land use restrictions, and all systems, utilities, and access rights pertaining to the property; (ii) the seller’s documents; (iii) securing financing; (iv) a Phase I environmental assessment and all appropriate inquiries investigation so as to protect the Company under CERCLA; and (v) anything else the Company deemed necessary. On March 15, 2021, the due diligence was complete and the Company paid the $80,000 earnest money. On April 19, 2021, the Company closed and completed the purchase of the properties described above. RLA Holdings, LLC will be permitted to rent back the 311 Chambers St property after closing for up to six (6) months at a rate of $50,000 per month plus all utilities, taxes, insurance, and maintenance expenses. $25,000 was deducted from the purchase price at the closing to cover the tenant’s security deposit. $1,250,000 was deducted at the closing and will be paid in one year from the closing date. This sum is secured by a zero interest note. The Company intends to utilize these properties to improve its production capabilities. The new facility is expected to be operational by the end of 2022. The purchases described above are allocated to property and equipment as land and buildings.

Depreciation expense was approximately $378,000 and $677,000 during the three and six months ended June 30, 2021, respectively, and was approximately $231,000 and $439,000 during the three and six months ended June 30, 2020, respectively.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5: INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

		June 30, 2021
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2020	Assets Acquired Pursuant to Business Combination (1)	Accumulated Amortization	Net Book Value
Tradename and trademarks	14 years	$—	$2,052,000	$(59,327)	$1,992,673
Proprietary technology	13 years	—	7,010,000	(218,260)	6,791,740
Customer relationships	10 years	—	1,586,000	(64,195)	1,521,805
		$—	$10,648,000	$(341,782)	$10,306,218

(1)	On February 4, 2021, the Company acquired various assets of Tilting Motor Works, Inc. (See Note 3)

NOTE 6: CUSTOMER DEPOSITS

Customer deposits at June 30, 2021 and December 31, 2020 were approximately $1,258,000 and $606,000, respectively. These deposits are primarily funds obtained from customers for orders that have not yet been fulfilled. In the second quarter of 2021, the Company received approximately $585,000 for orders that were not shipped by the end of the second quarter of 2021 due to certain vehicle software issues.

NOTE 7: CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE

As of June 30, 2021, the Company has financed through lease agreements a total of approximately $1,500,000 of its capital equipment purchases with monthly payments ranging from approximately $400 to $9,000, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 4.52% to 9.52%. Total monthly capital lease payments as of June 30, 2021 are approximately $30,000. These lease obligations mature ranging from December 2021 through May 2026 and are secured by approximately $1,803,000 in underlying assets which have approximately $773,000 in accumulated depreciation as of June 30, 2021. The balance of capital lease obligations was approximately $775,000 and approximately $781,000 as of June 30, 2021 and December 31, 2020, respectively.

On May 5, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of approximately $1,069,000, referred to on the balance sheet as Note payable to bank. The loan had an interest rate of 1% and monthly payments of approximately $60,000 for 18 months beginning December 5, 2020. This loan was eligible for the limited loan forgiveness provisions of Section 1102 of the CARES Act, and the SBA Interim Final Rule dated April 2, 2020. On April 27, 2021 all of the outstanding principal and interest of approximately $1,069,000 and $10,000, respectively, were forgiven and as of June 30, 2021, the balance on the loan was $0.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On April 19, 2021, in conjunction with the closing of the purchase of the properties commonly known as 311 Chambers Street and 1480 West 3rd Avenue, the Company entered into an escrow agreement with RLA Holdings, LLC (the “Escrow Agreement”), where $1,250,000 was deducted from the cash consideration transferred at the closing and will be paid in one year from the closing date. The Escrow Agreement is secured by a promissory note at a zero-interest rate and has a maturity date of twelve months from the date of the agreement.

As of June 30, 2021, the Company has financed a total of approximately $2,529,000 of its capital equipment purchases with monthly payments ranging from approximately $400 to $12,000, repayment terms ranging from 60 to 72 months, and effective interest rates ranging from 1.99% to 9.90%. Total monthly payments as of June 30, 2021 are approximately $47,000. These equipment notes mature ranging from January 2023 through October 2026. The balance of equipment financing notes payable was approximately $1,820,000 and $1,590,000 as of June 30, 2021 and December 31, 2020, respectively.

NOTE 8: STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, no par value, of which 1,500,000 shares were designated as Series A-1 Preferred Stock and 2,000,000 are designated as Class C Preferred Stock. As of June 30, 2021 and December 31, 2020, there were no shares issued or outstanding.

Common Stock

The Company has reserved a total of 6,516,459 shares of its common stock pursuant to the equity incentive plans. The Company has 4,214,444 and 4,058,791 stock units, options, and warrants outstanding under these plans as of June 30, 2021 and December 31, 2020, respectively.

The Company has 122,238 and 593,667 shares of its common stock reserved for warrants issued outside of the equity incentive plans as of June 30, 2021 and December 31, 2020, respectively.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Issuance of common stock for settlement of payable

The Company issued 11,000 common shares for investor relations consulting services with a fair value of $146,300 during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company issued 43,456 common shares for services with a fair value of $81,329. The shares were valued based on the stock price at the time of the grant when the performance commitment was complete. The shares issued during the six months ended June 30, 2021 and 2020 were to settle existing accounts payable.

Exercise of Stock Options and Warrants

A total of 315,463 employee options, with exercise prices ranging from $1.71 to $4.52 per share were exercised for total proceeds to the Company of approximately $932,000 during the six months ended June 30, 2021. During the six months ended June 30, 2020, no employee options were exercised for cash.

A total of 115,000 employee warrants, with an exercise price of $0.50 per share were exercised for total proceeds to the Company of approximately $58,000 during the six months ended June 30, 2021. During the six months ended June 30, 2020, no employee warrants were exercised for cash.

A total of 471,429 warrants issued to an investor, with an exercise price of $3.50 per share were exercised for total proceeds to the Company of approximately $1,650,000 during the six months ended June 30, 2021. During the six months ended June 30, 2020, no warrants issued to investors were exercised for cash.

Director Deferred Units

No director deferred units were converted to common shares during the six months ended June 30, 2021. During the six months ended June 30, 2020, 5,546 director deferred stock units were converted to common shares.

Offerings of Common Stock

On January 25, 2021, the Company entered into an Equity Distribution Agreement (“EDA”) with Canaccord Genuity LLC (“Canaccord”) under which we may offer and sell shares of our common stock in connection with its at-the-market (“ATM”) offering in an aggregate amount of up to $80,000,000 from time to time through Canaccord, acting exclusively as our sales agent (the “Offering”). We intend to use the net proceeds of the Offering primarily for working capital and general corporate purposes.

We issued and sold 1,455,130 shares of common stock during the six months ended June 30, 2021, in connection with the ATM at per share prices between $12.36 and $32.87, resulting in net proceeds to the Company of approximately $26,400,000, after subtracting offering expenses.

We agreed to sell 200,000 shares of common stock on June 29, 2021, in connection with the ATM at a per share price of $17.67. Payment for the 200,000 shares was not received by the Company until July 1, 2021. As a result, the Company recorded a subscription receivable, which is presented as contra equity, and an increase to additional paid in capital.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9: STOCK-BASED PAYMENTS

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

Stock-based compensation, including stock options, warrants and stock issued for compensation and services is included in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$109,127	$45,515	$271,574	$99,215
Sales and marketing	118,969	33,749	217,558	54,905
General and administrative	278,211	283,364	496,834	447,248
Cost of goods sold	171,559	65,006	352,378	131,231
Total	$677,866	$427,634	$1,338,344	$732,599

2018 Omnibus Stock Incentive Plan

The 2018 Plan authorizing 1,000,000 shares was approved by the Board of Directors and then the Company’s shareholders at the Company’s 2018 annual meeting of shareholders held on June 9, 2018. At the 2019 annual meeting, the shareholders approved an additional 1,000,000 shares of common stock to be issued under the 2018 Plan. On April 20, 2020, the board of directors approved an increase from 2,000,000 to 4,000,000 shares; at the annual shareholder meeting on June 20, 2020, the increase was approved by a majority of the shareholders. On June 11, 2021 the Company held its annual meeting of shareholders, and the board of directors approved an increase from 4,000,000 to 6,000,000 shares, the increase was approved by a majority of the shareholders.

The 2018 Plan provides the Company the ability to grant to employees, directors, consultants, or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or NQSOs and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of June 30, 2021, the Company had a remaining reserve of 2,292,903 shares of common stock under the 2018 Plan. Awards that are forfeited generally become available for grant under the 2018 Plan.

Employee stock-based compensation expense under the 2018 Plan for the three and six months ended June 30, 2021 was approximately $657,000 and $1,296,000, respectively.

Employee stock-based compensation expense under the 2018 Plan for the three and six months ended June 30, 2020 was approximately $401,000 and $669,000, respectively.

On June 7, 2021, qualified options to purchase 649,000 shares of common stock were granted to employees under the 2018 Plan with a grant date fair value of approximately $7,055,000. The options were valued using the Black-Scholes option pricing model with a six-year expected term, risk free interest rate of 1.0%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 91.9%. These options vest over three years.

Total compensation cost related to non-vested awards issued under the 2018 Plan not yet recognized as of June 30, 2021 was approximately $10,440,000 and will be recognized on a straight-line basis through 2.62 years based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

2015 Stock Incentive Plan

The 2015 Plan provides the Company the ability to grant to employees, directors, consultants, or advisors shares of common stock of the Company through the grant of options that are incentive stock options or NQSOs and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. One million shares of common stock were authorized for issuance under the 2015 Plan.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Employee stock-based compensation expense for the three and six months ended June 30, 2021 related to the 2015 Plan was $20,622 and $42,194, respectively.

Employee stock-based compensation expense for the three and six months ended June 30, 2020 related to the 2015 Plan was $26,323 and $63,646, respectively.

NOTE 10: COMMITMENTS AND CONTINGENCIES

On December 6, 2019, we entered into a lease for a property approximately six blocks east of the AMP that contains two buildings. The initial term of the lease is 25 months and began on December 6, 2019. There is an option for a three-year extension. The main building is 6,508 square feet of office and warehouse space and the auxiliary building is 4,318 square feet of warehouse space. The office space is being used by marketing and sales. The warehouse is being used for R&D and battery module manufacturing. On March 3, 2020, we amended the lease to include the adjacent building which has 10,752 square feet of office and warehouse space on the ground floor plus second floor office and storage space. This location is being used for service and will be used for further expansion. Rent is approximately $12,000 per month and subject to a 3% increase per year.

On October 15, 2018, we re-negotiated a lease previously entered into as a month-to-month lease during June 2018, for a 5,291 square foot commercial industrial office space in Eugene, Oregon. The term of the lease is 60 months which began on October 15, 2018. Rent is $4,500 per month and subject to a 3% increase per year. The space is being used for Tilting Motor Works (“TMW”) office and manufacturing use.

On October 18, 2018, we entered into a lease for a 4,491 square foot space in San Diego, California. The term of the lease is 60 months which began on November 1, 2018. Base rent is $8,982 per month. The space is being used for Arcimoto’s California dealer showroom, rental, and service operations.

As of June 30, 2021, we occupied 1,700 square feet of office area, 32,000 square feet of warehouse space and 125,000 square feet of asphalt paving and undeveloped greenfield. The original lease expiring in 2021 has been extended until 2024. We believe that our current facilities are sufficient for our needs.

On November 18, 2020, we entered into a lease for a 106 square foot space in Orlando Florida. The term of the lease is month-to-month which began on December 1, 2020 and auto renews each month unless one months’ notice of cancellation is given. Total rent is approximately $2,000 per month. The space is being used for Arcimoto’s Florida dealer showroom.

On February 8, 2021, we entered into a lease for a 15,124 square foot office space on the second floor of 155 Blair Boulevard, Eugene, Oregon 97402 that will be used for office and general use and warehouse space located at 135 Blair Boulevard, Eugene, Oregon 97402 that will be used for a dealer and rental location. The term of the lease is 60 months which began on March 1, 2020. There is an option for two successive five-year extension periods. Rent is approximately $18,000 per month and subject to a 2.5% increase per year.

See the following table for future annual minimum rent payments as of June 30, 2021:

Remaining payments for years ending December 31:
2021 (remaining)	$341,530
2022	543,246
2023	517,945
2024	340,840
2025	229,916
Thereafter	77,267
Total	$2,050,744

Rent expense is recognized on a straight-line basis. Total rent expense for the three months ended June 30, 2021 and 2020 was approximately $183,000 and $82,000, respectively, and was approximately $323,000 and $144,000 for the six months ended June 30, 2021 and 2020, respectively.

In February 2021, a statement of work for approximately $3,750,000 was signed with Munro and Associates for development activities through the end of the year to develop the FUV high volume production platform. Munro and Associates’ research and development expenses invoiced in the three and six months ended June 30, 2021 was approximately $750,000 and $1,654,000, respectively.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The Company, Mark Frohnmayer and Douglas Campoli have been sued in two putative class actions in the United States District Court for the Eastern District of New York, Barnette v. Arcimoto, Inc. et al. (Case No. 21-cv-02143 filed on April 19, 2021) and Gibson v. Arcimoto, Inc. et al. (Case No. 21-cv-02870 filed on May 20, 2021). The putative class actions purported to be on behalf of all those who purchased our common stock between February 14, 2018 and March 22, 2021. The allegations in the actions are based on the research report dated March 23, 2021 produced by Bonitas Research, LLC, a short seller of our common stock. The Barnette and Gibson actions were consolidated as In re Arcimoto, Inc. Securities Litigation (Case No. 21-cv-02143) on July 14, 2021, and a consolidated amended complaint is due on September 20, 2021. No motion to certify a class has been filed at this time. We believe we have substantial defenses to the claims asserted in this lawsuit and intend to vigorously defend this action.

The Company is also a nominal defendant in two shareholder derivative lawsuits filed in the United States District Court for the Eastern District of New York, Liu v. Frohnmayer et al. (Case No. 21-cv-03702 filed on June 30, 2021) and Carranza v. Frohnmayer et al. (Case No. 21-cv-03888 filed on July 9, 2021), and a shareholder derivative lawsuit filed in the United States District Court for the District of Oregon, Laguerre v. Frohnmayer et al. (Case No. 21-cv-00982 filed on June 30, 2021). Mark Frohnmayer, Douglas Campoli, Terry Becker, Nancy Calderon, Joshua Scherer, and Jesse Eisler are named as defendants in all three shareholder derivative suits. Jeff Curl is named as a defendant in Laguerre and Liu. The allegations in the shareholder derivative lawsuits largely arise from the Bonitas report referenced above. The Liu and Carranza actions were consolidated on August 4, 2021 as In re Arcimoto, Inc. Derivative Litigation (Lead Case No. 21-cv-03702).

Additionally, from time to time, we might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business.

NOTE 11: SUBSEQUENT EVENTS

Between July 1 and August 5, 2021, we issued and sold 398,051 shares of common stock in connection with the ATM at an average price per share of $17.41, resulting in net proceeds to the Company of approximately $6,740,000, which includes proceeds from subscription receivable of approximately $3,438,000, after subtracting underwriting commissions. These funds will be used for general operating needs.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the SEC. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to identify financing sources to fund our capital expenditure requirements and continue operations until sufficient cash flow can be generated from operations;

●	we have not yet lowered its production costs to achieve cost-effective mass production, which we believe will be an important factor affecting adoption of the products;

●	our ability to effectively execute our business plan and growth strategy;

●	unforeseen or recurring operational problems at our facility, or a catastrophic loss of our manufacturing facility, including the temporary closures of our facility that might be required as a result of the continuing COVID-19 pandemic;

●	our dependence on our suppliers, whose ability to supply us may be negatively impacted by, among other things, the measures being implemented to address COVID-19;

●	changes in consumer demand for, and acceptance of, our products;

●	overall strength and stability of general economic conditions and of the automotive industry more specifically, both in the United States and globally;

●	changes in U.S. and foreign trade policy, including the imposition of tariffs and the resulting consequences;

●	changes in the competitive environment, including adoption of technologies and products that compete with our products;

●	our ability to generate consistent revenues;

●	our ability to design, produce and market our vehicles within projected timeframes given that a vehicle consists of several thousand unique items and we can only go as fast as the slowest item;

●	our inexperience to date in manufacturing vehicles at the high volumes that we anticipate;

●	our reliance on as well as our ability to attract and retain key personnel;

●	changes in the price of oil and electricity;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt, if any, on terms favorable to our company;

●	the number of reservations and cancellations for our vehicles and our ability to deliver on those reservations;

●	our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

●	our ability to manage the distribution channels for our products, including our ability to successfully implement our direct to consumer distribution strategy and any additional distribution strategies we may deem appropriate;

●	our ability to obtain and protect our existing intellectual property protections including patents;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings or losses;

●	interest rates and the credit markets;

●	costs and risks associated with litigation; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2021 and 2020 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Arcimoto, Inc. (the “Company”, “We”, or “Our”) was incorporated in the State of Oregon on November 21, 2007, with the mission to catalyze the shift to a sustainable transportation system. We build light, electric, ultra-efficient vehicles that are incredibly fun to drive for a reason. Put simply, our vision is an untouched planet and more livable cities.

Today’s city is dominated by the car. We pave over almost half our urban land for these giant, multi-ton, extractive machines that we almost always drive alone or with just one other person and leave parked and rusting for approximately 95% of their useful lives.

At Arcimoto, we believe that if we rightsize, electrify, and better utilize our vehicles, we can reclaim our shared space, help clean our skies, and make cities more livable for us all.

We have developed a new, human-scale three-wheel electric vehicle platform, featuring dual-motor front wheel drive, a battery pack sized to meet the range needs of the vast majority of typical trips, and an optimized center of gravity for a nimble, balanced driving experience. On this platform, we currently manufacture a family of products targeting a wide range of everyday uses: the Fun Utility Vehicle, for daily driving, ride share and rental, the Deliverator, for last-mile delivery of essential food and goods, the Rapid Responder for emergency services and security, the Flatbed, for general fleet utility, and the Roadster, a pure fun machine that drives like nothing else on the road.

We launched production of the Fun Utility Vehicle in the third quarter of 2019, prior to the onset of the COVID-19 pandemic. In 2019, Arcimoto produced 57 vehicles and sold 46. In 2020 Arcimoto produced 117 vehicles and sold 97. During the six months ended June 30, 2021, Arcimoto produced 173 vehicles and sold 90 new vehicles and one pre-owned vehicle, a 137% improvement over the 38 vehicles sold to customers in the six months ended June 30, 2020. A portion of our unsold vehicles were placed into service as marketing, demo or show vehicles, and in Arcimoto’s rental operations. Sixty-three vehicles were in finished goods inventory as of June 30, 2021.

The Company’s primary focus is on volume production planning in order to push to sustainable profitability. On April 19, 2021, the Company purchased an approximately 220,000 square foot facility to expand production capabilities. The Company has submitted an application for the Advanced Technology Vehicle Manufacturing Loan Program to secure the funds necessary to execute our growth strategy.

Platform and Technologies

Arcimoto spent its first decade developing and refining eight generations of a new three-wheeled electric vehicle platform: a light-footprint, nimble reverse-trike architecture that features a low center of gravity for stability on the road; dual-motor front-wheel drive for enhanced traction; can be parked three to a space while carrying two large adults comfortably, and is more efficient, by an order of magnitude, than today’s gas-powered cars. The Company has secured 10 utility patents on various constituent technologies and vehicle platform architectures. As announced on June 10, 2020, Arcimoto has teamed with Munro & Associates to evaluate Arcimoto’s manufacturing processes and supply chain management in order to drive down costs and begin high-volume production of Arcimoto ultra-efficient electric vehicles. This project, which is estimated to take two years, progressed significantly in the second quarter of 2021, primarily due to the purchase of a new production facility, continued production ramp planning, and product architecture sourcing-selection across all major vehicle subsystems.

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

Rapid Responder™

The Rapid Responder was announced on February 15, 2019. The pure-electric Rapid Responder is developed on the Arcimoto platform, and designed to perform specialized emergency, security, and law enforcement services at a fraction of the cost and environmental impact of traditional combustion vehicles. The Rapid Responder aims to deliver first responders to incidents more quickly and affordably than traditional emergency response vehicles.

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

Arcimoto Roadster

The Arcimoto Roadster prototype was first introduced in a video released October 30, 2020. Conceived as a pure platform fun machine, the Roadster offers a lower center of gravity, lower overall weight, and potentially improved aerodynamics. We announced the formal development of the Roadster product, in collaboration with industry partners on November 16, 2020. The first production Roadster was unveiled on July 26, 2021.

Arcimoto Flatbed

The Arcimoto Flatbed prototype was introduced at the FUV & Friends Summer Showcase on July 26, 2021. Similar to the Deliverator, it eschews the rear seat, this time for a pickup-style flatbed instead of an enclosed cargo area. Arcimoto announced a collaboration with Eugene-based SherpTek, and displayed a modular, expandable flatbed that could be used for the Flatbed model.

Driverless Arcimoto

Our long-term goal is to offer the market one of the lowest cost, most efficient “last mile” human and goods shared transport solutions for the future road. We intend that our platform will provide a ready foundation for remote control and self-driving technology deployment, and have begun to demonstrate that capability.

At the FUV & Friends Summer Showcase on July 26, 2021, Arcimoto demonstrated progress on torque vectoring and other drive system software improvements, including “drive-by-wire” functionality, a foundational layer for a true driverless control system.

The first step toward that driverless control system was also on display at the Summer Showcase. A technology company, based in South San Francisco, demonstrated the first ever driverless FUV using remote control, a step toward ride-on-demand, where riders will be able to summon a vehicle to their location and then hop in and drive.

Sales and Distribution Model

Arcimoto’s sales and distribution model is direct. Customers place vehicle orders on our website, and the vehicle product will be delivered directly to the end user via a common carrier or our own delivery fleet. The website ordering and vehicle configuration system is functional, with further development planned to further automate the sales process.

On October 26, 2020, we announced a partnership with DHL to provide nationwide home delivery of the FUV. They are currently handling the bulk of our customer deliveries.

Rental and Rideshare Model

We plan to augment this direct web purchase process with experience rental in key markets. This rental model gives prospective customers a direct experience with the physical product before purchasing. We opened our first Company-owned rental operations in San Diego, California and Eugene, Oregon in the second quarter of 2021. Additional rental vehicles are available at our franchise rental location, Arcimoto Key West in Key West, Florida, and at GoCars in San Francisco, California.

We plan to open additional Arcimoto-owned and operated rental locations in favorable markets in the future, while also further developing our model for franchise and partner rental operations, and aggressively pursuing partners for those operations.

Additionally, we are developing the technology necessary to enable rideshare on the platform. This technology takes the form of a versatile mobile app, unlocking the ability for Arcimoto or a potential partner to determine what level of human resources and interaction is necessary for a given rental location.

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

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Demand for the Retail Series Arcimoto FUV has continued to increase. As of June 30, 2021, we had 5,424 net FUV pre-orders, since inception, placed with small refundable deposits or fleet order commitments, representing an increase of 707, or approximately 15%, from the 4,717 pre-orders as of December 31, 2020.

We consider pre-orders to be strong sales leads, and use these leads as one indicator of market demand. Pre-orders are made up of small refundable cash deposits from individual retail customers and distribution agreements or nonbinding letters of intent from commercial customers that may or may not have deposited cash. The distribution of pre-orders as of June 30, 2021, is presented in the table below:

	Retail		Commercial		Total
	Vehicles	Dollars	Vehicles	Dollars	Vehicles	Dollars
Vehicles/Deposits	4,805	$507,224	1,800	$30,000	6,605	$537,224
Refunds	(697)	(69,700)	(259)	(29,600)	(956)	(99,300)
Total net pre-orders	4,108	437,524	1,541	400	5,649	437,924
Less purchases	(222)	(22,300)	(3)	(300)	(225)	(22,600)
Remaining	3,886	$415,224	1,538	$100	5,424	$415,324

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

For portions of all four quarters of 2020, Arcimoto’s production operations were suspended in response to the COVID-19 pandemic. The Company restarted limited production and resumed deliveries to customers in the third quarter of 2020. We have continued to experience supply chain challenges related to extended lead times for delivery of parts and raw materials, and may continue to do so in the foreseeable future.

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

The average sales price, including custom upgrade options, for the three months ended June 30, 2021 was $22,202, which is $4,302 or 24% above the base model price of $17,900. During the six months ended June 30, 2021, Arcimoto produced 173 vehicles, and sold 90 new vehicles and one pre-owned vehicle. Twenty-seven vehicles have been placed into service in rental operations.

We have contracted Munro and Associates, a lean design consulting company, to evaluate Arcimoto’s manufacturing processes and supply chain management in order to drive down costs and begin high-volume production of Arcimoto ultra-efficient electric vehicles. To date, substantial progress has been made in understanding the cost models for future vehicles based on current and anticipated supply chain conditions, ergonomic studies, planning for failure modes and effects analysis (“FMEA”), baseline ride-drive characteristics, mapping out European Union (“EU”) certification, cost reduction for manufacturing, lean manufacturing analysis, vehicle architecture sourcing-selection for all major subsystems and the technology roadmap for future vehicles and marketing roadmap.

Arcimoto’s test of the Rapid Responder in a pilot program with the City of Eugene, the Eugene-Springfield Fire Department (“ESFD”) was completed on March 31, 2021, and ESFD has provided us with valuable feedback for future product development and marketing. We are evaluating upfitters and defining the process for installation of non-compliant accessories such as lights and sirens and we released pricing and availability for the Rapid Responder in the first quarter of 2021.

We have several ongoing Deliverator pilot programs with individuals, municipalities, and corporate fleets. We have completed the first phase of tool-up for manufacture and production of the Deliverator, and we will continue to build Deliverators in low volume through the remainder of 2021, with the intent to deliver them to new pilot programs.

On September 26, 2020, Arcimoto introduced the beta Configurator, a web tool for selecting vehicle options and visualizing the final configured product. We subsequently opened $2,500 non-refundable reservations for production FUVs through the end of the year to pre-order customers in Washington, California, and Oregon, with a new starting price of $17,900, and many more configurable options than our previous offering. Average sales price as configured for the first 113 reservations was $21,893. While the beta Configurator has been an effective tool for converting early pre-orders to purchased vehicles, we are working on the next iteration in order to improve user interface and experience.

On February 4, 2021, the Company closed and completed a Purchase Agreement (the “Agreement”) for the business of Tilting Motor Works, Inc. (“TMW”), including technology patents for tilting three wheeled vehicles and the TRiO motorcycle accessory product line. The TRiO is a bolt-on front end kit that converts a two wheeled motorcycle to a three wheeled tilting reverse trike. The Company believes the TRiO product line will continue to flourish under Arcimoto, as we are able to bring considerable marketing and manufacturing efforts to bear, and the underlying technology will be beneficial to future Arcimoto products. Authorized dealers/installers of the TRiO products are potential partners for providing product support services to FUV owners in certain areas. Arcimoto delivered two and ten TRiO kits, generating $30,678 and $123,000 in revenue with a 14.8% and 24.0% gross margin, during the three months ended June 30, 2021, and from February 4, 2021 to June 30, 2021, respectively. The Company completed the relocation of TMW to its Eugene, Oregon campus in the second quarter of 2021.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

In 2019, Arcimoto generated cash flow from retail production vehicle sales for the first time.

Our capital expenditures for low-volume production are substantially complete. We are bringing the thermo forming of body panels in-house and ordered approximately $1,741,000 in equipment for this process. Approximately $1,450,000 of this amount were financed at interest rates ranging from 5.56% to 9.0% and terms of 60-72 months. We anticipate a savings of $780 per FUV produced with this automation. We purchased a multi-directional rotary brush machine at a total cost of $142,200 to automate the deburr and finishing of sheet metal. This was financed at an interest rate of 9.86% and a term of 60 months. We purchased an additional CNC mill at a total cost of $173,860 to increase production capacity. This was financed at an interest rate of 4.11% for 60 months. We purchased an additional welding cell at a total cost of $286,674 for welding the two sides of the upper frame together. $250,000 of this was financed at an interest rate of 5.75% for 60 months. We anticipate a savings of $390 per FUV produced with the welding automation. We purchased a wire bonding machine at a cost of $211,524 for next generation battery module production. We anticipate securing low interest debt for these equipment purchases. The Company is preparing an ATVMLP application to finance OEM volume production.

Operating expenses increased by approximately 173%, or $8,005,000, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase was mostly due to increased R&D expense associated with developing the 1.X FUV platform that is planned for OEM production volumes and increased personnel costs related to new hires across all departments. Other factors include, but are not limited to an increase in sales and marketing efforts and G&A expense associated with the integration of TMW. The number of employees increased by approximately 92%, from 103 as of June 30, 2020 to 198 employees as of June 30, 2021. The increased staff was needed to build out all parts of the Company for selling and servicing vehicles.

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

Results of Operations

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

Revenues

We had approximately $717,000 in revenue, comprising of approximately $643,000 in revenue from the sales of our vehicles, approximately $31,000 in TMW revenue and approximately $51,000 in revenue from used vehicles, rental fees, parts, delivery fees, merchandise and outside metal fabrication offset by $8,000 in FUV discounts during the three months ended June 30, 2021. We had approximately $269,000 in revenue, comprising approximately $255,000 in revenue from the sales of our vehicles, and approximately $14,000 in revenue from merchandise and outside metal fabrication during the three months ended June 30, 2020.

Cost of Goods Sold

We had approximately $3,248,000 in cost of goods sold (“COGS”), comprising approximately $655,000 for FUV material costs from the sale of our vehicles, $87,000 in warranty reserves, $26,000 in TMW COGS and $83,000 in other material-related costs, and approximately $2,397,000 in manufacturing overhead, during the three months ended June 30, 2021. We had approximately $1,209,000 in COGS comprising approximately $251,000 in FUV material costs from the sale of our vehicles and approximately $771,000 in manufacturing overhead, and approximately $187,000 from an adjustment to inventory for loss, obsolescence, purchase price variance and scrap during the three months ended June 30, 2020.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of prototyping new variants of the 1.0 FUV platform, developing the 1.X platform, and developing a new three wheeled tilting micro mobility platform. R&D expenses for the three months ended June 30, 2021 and 2020 were approximately $2,646,000 and $284,000, respectively. The primary reason for the increase in R&D expenses of $2,362,000, or 831%, resulted from development of the 1.X FUV platform that is planned for OEM production volumes.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the three months ended June 30, 2021 and 2020 were approximately $1,589,000 and $305,000, respectively. The primary reasons for the increase in sales and marketing expenses during the three months ended June 30, 2021 of approximately 1,284,000, or 421%, as compared to the prior period was increased costs related to logistics and product support resulting from the expansion of the sales department.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the three months ended June 30, 2021 were approximately $2,587,000 as compared to approximately $1,758,000 for the same period last year, representing an increase of approximately $829,000, or 47%. The primary reasons for the increase in the current period was due to costs associated with the integration of TMW, increased lease expenses, increased professional fees, increased personnel costs related to new hires, and increased legal costs.

Gain on Forgiveness of PPP Loan

On May 5, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of approximately $1,069,000, referred to on the balance sheet as Note payable to bank. The loan has an interest rate of 1% and monthly payments of approximately $60,000 for 18 months beginning December 5, 2020. This loan is eligible for the limited loan forgiveness provisions of Section 1102 of the CARES Act, and the SBA Interim Final Rule dated April 2, 2020. On April 27, 2021 all of the outstanding principal and interest of approximately $1,069,000 and $10,000, respectively, were forgiven as of June 30, 2021. There was no forgiveness on the PPP loan recognized as of June 30, 2020.

Interest Expense

Interest expense for the three months ended June 30, 2021 was approximately $47,000, as compared to $416,000 during the three months ended June 30, 2020. The decrease in interest expense was due to the payoff of all non-equipment financing in June 2020.

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

Revenues

We had approximately $2,111,000 in revenue, comprising approximately $1,888,000 in revenue from the sales of our vehicles, approximately $147,000 in TMW revenue, for the period from February 4 to June 30, 2021, and approximately $76,000 in revenue from parts, delivery fees, merchandise and outside metal fabrication during the six months ended June 30, 2021. We had approximately $885,000 in revenue, comprising approximately $853,000 in revenue from the sales of our vehicles, and approximately $32,000 in revenue from merchandise and outside metal fabrication during the six months ended June 30, 2020.

Cost of Goods Sold

We had approximately $6,473,000 in cost of goods sold (“COGS”), comprising approximately $1,908,000 in FUV material costs from the sale of our vehicles, approximately $238,000 in warranty reserves, approximately $93,000 TMW COGS, for the period from February 4 to June 30, 2021, $52,000 in other material-related costs and approximately $4,183,000 in manufacturing labor and overhead during the six months ended June 30, 2021. We had approximately $2,898,000 in COGS comprising approximately $882,000 in FUV parts from the sale of our vehicles, including approximately $39,000 in warranty reserves and approximately $1,989,000 in overhead during the six months ended June 30, 2020. This was offset by an approximately $37,000 reduction in COGS due to an adjustment to inventory for loss, obsolescence, purchase price variance and scrap. The increase in cost of goods sold was primarily due to an increase in headcount in anticipation of production ramp up.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of prototyping new variants of the 1.0 FUV platform, developing the 1.X platform, and developing a new three wheeled tilting micro mobility platform. R&D expenses for the six months ended June 30, 2021 and 2020 were approximately $5,071,000 and $733,000, respectively. The primary reason for the increase in R&D expenses of $4,338,000, or 591%, resulted from development of the 1.X FUV platform that is planned for OEM production volumes.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses for the six months ended June 30, 2021 and 2020 were approximately $2,554,000 and $642,000, respectively. The primary reasons for the increase in sales and marketing expenses during the six months ended June 30, 2021 of approximately $1,912,000, or 298%, as compared to the prior period were increased marketing activities to ramp future sales in line with planned production increases and increased costs associated with logistics and product support.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the six months ended June 30, 2021 were approximately $5,010,000 as compared to approximately $3,254,000 for the same period last year, representing an increase of approximately $1,756,000, or 54%. The primary reasons for the increase in the current period were due to costs associated with the integration of TMW, increased lease expenses, increased professional fees, increased personnel costs related to new hires, and increased legal costs.

Gain on Forgiveness of PPP Loan

On May 5, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of approximately $1,069,000, referred to on the balance sheet as Note payable to bank. The loan has an interest rate of 1% and monthly payments of approximately $60,000 for 18 months beginning December 5, 2020. This loan is eligible for the limited loan forgiveness provisions of Section 1102 of the CARES Act, and the SBA Interim Final Rule dated April 2, 2020. On April 27, 2021 all of the outstanding principal and interest of approximately $1,069,000 and $10,000, respectively, were forgiven as of June 30, 2021. There was no forgiveness on the PPP loan recognized as of June 30, 2020.

Interest Expense

Interest expense for the six months ended June 30, 2021 was approximately $100,000, as compared to $663,000 during the six months ended June 30, 2020. The decrease in interest expense was due to the payoff of all non-equipment financing in June 2020.

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

Although the Company’s objective is to increase its revenues from the sale of its products to sufficiently generate positive operating and cash flow levels, there can be no assurance that the Company will be successful in this regard. The Company may need to raise additional capital in order to fund its operations, which if needed, it intends to obtain through debt and/or equity offerings. Funds on hand and any follow-on capital, will be used to invest in our business to expand sales and marketing efforts, including Company-owned and franchise-rental operations and the systems to support them, enhance our current product lines by continuing research and development to enhance and reduce the cost of the FUV and to bring future variants to retail production, continue to build out and optimize our production facility, debt repayment, and fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies.

As of June 30, 2021, we had approximately $38,473,000 in cash and cash equivalents, representing a decrease in cash and cash equivalents of approximately $978,000 from December 31, 2020. Our cash used from operating activities was approximately $14,259,000, which was primarily due to our net loss of approximately $12,989,000. In connection with our ATM, we issued and sold 1,455,130 shares of common stock through June 30, 2021, resulting in proceeds to the Company of approximately $26,400,000, net of offering costs. After June 30, 2021, an additional 398,051 shares were sold for net proceeds to the company of approximately $6,740,000. On April 19, 2021, we disbursed $11,500,000 cash for the purchase of the buildings on Chambers Ave. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with more than 12 months of liquidity. The amount and timing of funds that we may raise is undetermined and could vary based on a number of factors, including our ongoing liquidity needs, our current capitalization, as well as access to current and future sources of liquidity. If circumstances arise where we have to obtain additional funds for our business needs, we will consider obtaining such funds, among other things, through the capital markets and/or refinancing our long-lived assets.

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

During the six months ended June 30, 2021, cash used in operating activities was approximately $14,021,000, which included a net loss of approximately $12,989,000, non-cash charge related to depreciation and amortization of approximately $1,018,000, gain on forgiveness of PPP loan of $1,079,000, non-cash charge related to stock-based compensation of approximately $1,338,000, non-cash income related to income tax benefit of approximately $2,939,000, and changes in accounts receivable, inventory, prepaid inventory, other current assets, accounts payable, accrued liabilities, customer deposits, warranty reserve and deferred revenue of approximately $629,000, of which approximately $1,327,000 relates to accounts payable.

During the six months ended June 30, 2020, cash used in operating activities was approximately $6,345,000, which included a net loss of approximately $7,298,000, non-cash charge related to depreciation and amortization of approximately $439,000, non-cash charge related to the amortization of debt discounts of approximately $311,000, non-cash charge related to stock-based compensation of approximately $733,000, and accounts receivable, inventory, prepaid inventory, other current assets, accounts payable, accrued liabilities, customer deposits, warranty reserve and deferred revenue of approximately $528,000.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the six months ended June 30, 2021, the Company paid approximately $13,737,000 for manufacturing equipment and fixed asset purchases, approximately $24,000 for security deposits, and $1,754,000 for cash paid for the TMW acquisition.

During the six months ended June 30, 2020, the Company paid approximately $334,000, for manufacturing equipment and fixed asset purchases and approximately $46,000 for security deposits.

Cash Flows from Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was approximately $28,558,000, compared to net cash provided by financing activities of approximately $8,655,000 during the six months ended June 30, 2020. Cash flows provided by financing activities during the six months ended June 30, 2021 comprised of proceeds from the issuance of common stock through our registered offerings of approximately $26,383,000 (net of offering costs of approximately $924,000), proceeds from the exercise of warrants of approximately $1,707,000, proceeds from the exercise of options of approximately $932,000, proceeds from capital lease obligations and equipment notes of approximately $294,000, reduced by repayments of notes payable of approximately $429,000, and payments on capital lease obligations and equipment notes of approximately $329,000.

During the six months ended June 30, 2020, net cash provided by financing activities was approximately $8,655,000. Cash flows provided by financing activities during the six months ended June 30, 2020 mainly comprised of proceeds from the issuance of common stock through our S-3 offering of approximately $11,789,000 (net of offering costs of approximately $996,000), proceeds from the paycheck protection program loan of approximately $1,069,000, reduced by payments on capital lease obligations and equipment notes amounting to approximately $218,000, repayment of convertible notes payable to related parties of approximately $188,000, repayment of convertible notes payable of $500,000, and repayments of notes payable of approximately $3,296,000.

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

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended June 30, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 10 to the unaudited condensed consolidated financial statements under the heading “Litigation” contained in Part I, Item 1 of this report is incorporated herein by this reference.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1(a)	Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(a)	March 29, 2019
3.1(b)	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Arcimoto, Inc	10-K	001-38213	3.1(b)	March 29, 2019
3.2	Second Amended and Restated Bylaws of Arcimoto, Inc	1-A	024-10710	2.2	August 8, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101	Interactive data files for Arcimoto Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, formatted in Inline XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations (unaudited); (iii) the Condensed Statements of Stockholders’ Equity (unaudited); (iv) the Statements of Cash Flows (unaudited); and (v) the Notes to Condensed Financial Statements (unaudited)	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: August 16, 2021	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Principal Financial and Chief Accounting Officer