Form 10-Q
period 2021-09-30
Arcimoto Inc
filed 2021-11-15
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

As of November 10, 2021, there were approximately 37,580,288 shares of the registrant’s common stock issued and outstanding.

ARCIMOTO, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

i

PART I - FINANCIAL INFORMATION

ARCIMOTO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Item 1. Financial Statements

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$32,977,799	$39,451,401
Accounts receivable, net	38,404	17,117
Inventory	6,319,553	5,104,068
Prepaid inventory	2,757,560	1,029,617
Other current assets	1,913,411	900,827
Total current assets	44,006,727	46,503,030

Property and equipment, net	22,404,169	6,645,230
Intangible assets, net	10,096,156	—
Goodwill	6,824,209	—
Security deposits	125,771	101,688
Total assets	$83,457,032	$53,249,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$806,070	$205,133
Accrued liabilities	1,640,744	431,166
Customer deposits	740,075	605,532
Notes payable	1,654,087	478,928
Current portion of capital lease obligations and equipment notes payable	809,680	483,593
Current portion of warranty reserve	109,090	161,607
Current portion of deferred revenue	110,219	127,219
Current portion of note payable to bank	—	421,076
Deferred rent	97,963	—
Total current liabilities	5,967,928	2,914,254

Capital lease obligations and equipment notes, net of current portion payable	1,970,446	1,887,554
Warranty reserve	106,060	66,500
Long-term deferred revenue	11,250	50,000
Note payable to bank, net of current portion	—	647,610
Total long-term liabilities	2,087,756	2,651,664

Total liabilities	8,055,684	5,565,918

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series A-1 Preferred Stock, no par value, 1,500,000 authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class C Preferred Stock, no par value, 2,000,000 authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Preferred Stock, no par value, 1,500,000 authorized, none issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common Stock, no par value, 100,000,000 shares authorized; 37,578,358 and 34,187,555 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	150,258,539	100,236,178
Additional paid-in capital	6,070,515	3,876,503
Accumulated deficit	(80,927,706)	(56,428,651)
Total stockholders’ equity	75,401,348	47,684,030
Total liabilities and stockholders’ equity	$83,457,032	$53,249,948

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product sales	$1,333,604	$620,438	$3,224,387	$1,473,428
Grant revenue	—	10,000	—	10,000
Other revenue	164,572	53,457	385,144	85,800
Total revenues	1,498,176	683,895	3,609,531	1,569,228
Cost of goods sold	4,856,331	2,046,466	11,329,143	4,944,801
Gross loss	(3,358,155)	(1,362,571)	(7,719,612)	(3,375,573)

Operating expenses:
Research and development	3,186,469	1,314,053	8,256,980	2,047,341
Sales and marketing	1,983,738	361,508	4,537,816	1,003,681
General and administrative	3,061,607	1,575,890	8,071,795	4,830,236
Total operating expenses	8,231,814	3,251,451	20,866,591	7,881,258

Loss from operations	(11,589,969)	(4,614,022)	(28,586,203)	(11,256,831)

Other (income) expense:
Gain on forgiveness of PPP loan	—	—	(1,078,482)	—
Interest expense	51,671	29,120	151,246	691,729
Other income	(131,781)	—	(221,214)	(7,500)
Foreign exchange gain	—	(409)	—	(409)

Loss before income tax benefit	(11,509,859)	(4,642,733)	(27,437,753)	(11,940,651)

Income tax benefit	—	—	2,938,698	—

Net loss	$(11,509,859)	$(4,642,733)	$(24,499,055)	$(11,940,651)

Weighted average common shares - basic and diluted	37,525,123	31,677,467	36,340,706	27,111,633
Net loss per common share - basic and diluted	$(0.31)	$(0.15)	$(0.67)	$(0.44)

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2019	—	$—	—	$—	24,436,389	$43,573,529	$2,344,751	$(38,308,162)	$7,610,118

Issuance of common stock for accounts payable	—	—	—	—	60,591	181,329	—	—	181,329
Issuance of common stock for cash	—	—	—	—	5,736,667	26,501,001	—	—	26,501,001
Issuance of common stock under convertible notes	—	—	—	—	333,924	1,419,177	—	—	1,419,177
Issuance of common stock to satisfy director award	—	—	—	—	5,546	8,929	(8,929)	—	—
Exercise of warrants	—	—	—	—	471,428	1,761,373	(111,374)	—	1,649,999
Exercise of stock options	—	—	—	—	5,225	156,464	(133,758)	—	22,706
Warrants exercised - cashless	—	—	—	—	689,439	—	—	—	—
Stock options exercised - cashless	—	—	—	—	116,229	—	—	—	—
Offering costs incurred on placements of common stock	—	—	—	—	—	(1,649,290)	—	—	(1,649,290)
Stock-based compensation	—	—	—	—	—	—	1,232,519	—	1,232,519
Net loss	—	—	—	—	—	—	—	(11,940,651)	(11,940,651)
Balance at September 30, 2020	—	$—	—	$—	31,855,438	$71,952,512	$3,323,209	$(50,248,813)	$25,026,908

Balance at December 31, 2020	—	$—	—	$—	34,187,555	$100,236,178	$3,876,503	$(56,428,651)	$47,684,030

Issuance of common stock for accounts payable	—	—	—	—	17,421	221,105	—	—	221,105
Issuance of common stock for cash, net of offering costs of $1,125,197	—	—	—	—	1,853,181	33,112,763	—	—	33,112,763
Issuance of common stock for the acquisition of TMW	—	—	—	—	436,339	13,038,355	—	—	13,038,355
Exercise of warrants	—	—	—	—	626,429	1,786,397	(58,895)	—	1,727,502
Exercise of stock options	—	—	—	—	457,433	1,863,741	(407,556)	—	1,456,185
Stock-based compensation	—	—	—	—	—	—	2,660,463	—	2,660,463
Net loss	—	—	—	—	—	—	—	(24,499,055)	(24,499,055)
Balance at September 30, 2021	—	$—	—	$—	37,578,358	$150,258,539	$6,070,515	$(80,927,706)	$75,401,348

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock		Additional	Stock		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity
Balance at June 30, 2020	—	$—	—	$—	28,442,982	$56,871,882	$6,783,421	$(3,715,000)	$(45,606,080)	$14,334,223

Issuance of common stock for cash	—	—	—	—	2,113,000	13,716,000	(3,715,000)	3,715,000	—	13,716,000
Issuance of common stock for accounts payable	—	—	—	—	17,135	100,000	—	—	—	100,000
Exercise of warrants	—	—	—	—	471,428	1,761,373	(111,375)	—	—	1,649,998
Exercise of stock options	—	—	—	—	5,225	156,464	(133,758)	—	—	22,706
Warrants exercised - cashless	—	—	—	—	689,439	—	—	—	—	—
Stock options exercised - cashless	—	—	—	—	116,229	—	—	—	—	—
Offering costs incurred on placements of common stock	—	—	—	—	—	(653,207)	—	—	—	(653,207)
Stock-based compensation	—	—	—	—	—	—	499,921	—		499,921
Net loss	—	—	—	—	—	—	—	—	(4,642,733)	(4,642,733)
Balance at September 30, 2020	—	$—	—	$—	31,855,438	$71,952,512	$3,323,209	$—	$(50,248,813)	$25,026,908

Balance at June 30, 2021	—	$—	—	$—	36,991,916	$142,906,963	$8,286,108	$(3,534,860)	$(69,417,847)	$78,240,364

Issuance of common stock for accounts payable	—	—	—	—	6,421	74,805	—	—	—	74,805
Issuance of common stock for cash, net of offering costs of $201,047	—	—	—	—	398,051	6,729,933	—	—	—	6,729,933
Exercise of warrants	—	—	—	—	40,000	20,000	—	—	—	20,000
Exercise of stock options	—	—	—	—	141,970	526,838	(2,852)	—	—	523,986
Stock subscribed on June 29, 2021	—	—	—	—	—	—	(3,534,860)	3,534,860	—	—
Stock-based compensation	—	—	—	—	—	—	1,322,119	—	—	1,322,119
Net loss	—	—	—	—	—	—	—	—	(11,509,859)	(11,509,859)
Balance at September 30, 2021	—	$—	—	$—	37,578,358	$150,258,539	$6,070,515	$—	$(80,927,706)	$75,401,348

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(24,499,055)	$(11,940,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,641,000	676,122
Amortization of debt discount	—	310,508
Gain on forgiveness of PPP loan	(1,078,482)	—
Stock-based compensation	2,660,463	1,232,519
Deferred income tax benefit	(2,938,848)	—
Gain on foreign exchange transaction	—	(409)
Changes in operating assets and liabilities:
Accounts receivable	(21,287)	210,532
Inventory	(873,091)	(2,495,181)
Prepaid inventory	(1,727,943)	591,314
Other current assets	(415,898)	314,694
Accounts payable	822,042	247,322
Accrued liabilities	1,005,271	102,088
Customer deposits	42,794	(232,504)
Warranty reserve	(12,957)	(15,169)
Deferred revenue	(55,750)	49,707
Deferred rent	97,963	—
Net cash used in operating activities	(25,353,778)	(10,949,108)
INVESTING ACTIVITIES
Purchase of property and equipment	(14,839,029)	(1,097,307)
Security deposits	(24,083)	(53,720)
Cash paid for acquisition of Tilting Motor Works	(1,754,083)	—
Net cash used in investing activities	(16,617,195)	(1,151,027)
FINANCING ACTIVITIES
Proceeds from the sale of common stock	34,237,960	26,501,001
Payment of offering costs	(1,125,197)	(1,649,290)
Proceeds from note payable to bank	—	1,068,686
Proceeds from exercise of warrants	1,727,502	1,649,999
Proceeds from the exercise of stock options	1,456,185	22,706
Proceeds from capital lease obligations and equipment notes	361,848	—
Repayment of notes payable	(667,444)	(3,332,437)
Payment on capital lease obligations and equipment notes	(493,483)	(334,038)
Repayment of convertible notes payable to related parties	—	(188,079)
Repayment of convertible notes payable	—	(500,000)
Net cash provided by financing activities	35,497,371	23,238,548
Net cash increase (decrease) for period	(6,473,602)	11,138,413
Cash at beginning of period	39,451,401	5,832,489
Cash at end of period	$32,977,799	$16,970,902
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$132,485	$644,653
Cash paid during the period for income taxes	$150	$150
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for Tilting Motor Works acquisition	$13,038,355	$—
Issuance of common stock for settlement of accounts payable	$221,105	$181,329
Notes payable issued for purchase of property, plant, and equipment	$1,250,000	$—
Acquisition of equipment payable as accrued liabilities	$214,103	$—
Insurance finance agreement	$592,603	$234,448
Notes payable and accrued interest converted to common stock	$—	$1,419,177
Portion of equipment acquired through capital leases	$540,614	$640,437

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

Risks and Uncertainties

In the future, the Company may not have the capital resources necessary to further the development of existing and/or new products.

Our current cost structure, along with other factors including market penetration in the states we are currently doing business, does not allow us to achieve profitability. Although we are constantly trying to improve our cost structure and market penetration, we may not succeed to the point where we can achieve profitability consistently. Also, Arcimoto may not be able to reduce costs to the level necessary to unlock the market potential for our products.

In the event that a supplier discontinues a part that is integral to our production, we may incur additional engineering costs to use the next generation part. Currently, we are dependent on a single supplier for our battery cells. During the third quarter of 2021, we received two types of battery, one of which has been discontinued. In order to use these cells, our engineering team is currently developing a module that will enable the utilization of these battery cell types. Upon development, regulatory testing will be conducted in order to comply with government safety standards. The Company expects these cells to be utilized in our FUVs by the end of the first quarter of 2022. Until the batteries are able to be used in our FUVs, we may have to temporarily cease production of our FUVs sometime in the first quarter of 2022 until then due to the shortage of currently compliant battery cells.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception and management expects losses to continue for the foreseeable future. The Company had approximately $32,978,000 of cash as of September 30, 2021, which, along with its standing ability to generate additional funds through its at-the-market (“ATM”) offering of up to approximately $45,000,000, is in excess of cash needed for the next twelve months. In the event that additional funding is needed to sustain the business, the Company anticipates being able to obtain such funds through the capital markets and/or by re-financing its long-lived assets.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2021, and the results of its operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. Results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and its related disclosures. Actual amounts could differ materially from those estimates.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Business Combinations

The Company accounts for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the acquired assets and liabilities and results of operations are consolidated beginning at the acquisition date. See Note 3 - TMW Acquisition for additional information related to our acquisition that concluded in the first quarter of 2021.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”) or market value. Inventories consist of purchased electric motors, electrical storage and transmission equipment, and component parts.

	September 30, 2021	December 31, 2020
Raw materials	$5,219,355	$4,667,780
Work in progress	242,103	65,210
Finished goods	858,095	371,078
Total	$6,319,553	$5,104,068

The Company is required to remit partial prepayments for some purchases of its inventories acquired from overseas vendors which are included in prepaid inventory. The Company is currently selling vehicles below the base cost of a finished unit. Accordingly, the Company expensed all labor and overhead as period costs and recorded an allowance to reduce inventories to net realizable value of approximately $642,000 and $550,000 as of September 30, 2021 and December 31, 2020, respectively.

During the third quarter of 2021, the Company prepaid $720,000 for a certain type of battery cell that were intended to be used in production. It was discovered that such battery cells cannot be utilized without incurring additional costs to develop a new battery module in its production process in order to accommodate these battery cells that had a different set of specifications than the ones currently in use. As a result, the Company recorded a $115,000 charge to cost of goods sold.

Also, the Company had purchased approximately $670,000 and will continue to purchase another type of battery cell that is different than the one it uses currently in its production process. In order to use this new battery cell, Arcimoto will develop a new battery module for use in its production process. These development costs may be significant and may cause a temporary shutdown of its production facility, which in turn will cause a delay in production of its vehicles.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

At September 30, 2021 and 2020, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below calculated using the Treasury Stock Method, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options and other instruments under the 2012, 2015, and 2018 Plans to purchase common stock	2,218,840	1,959,681	2,486,917	1,105,733
Underwriters and investors warrants issued outside of an EEP	54,996	268,484	61,163	19,019
Total	2,273,836	2,228,165	2,548,080	1,124,752

Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this ASU on January 1, 2021 and it did not have a material impact on our financial statements.

Accounting Pronouncements Not Yet Adopted

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the current incurred loss methodology with an expected loss methodology which is referred to as the current expected loss (“CECL”) methodology. The measurement of credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivables and trace accounts receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investment in leases recognized by a lessor in accordance with Accounting Standards Codification (“ASC”) Topic 842 – Leases. ASU 2016-13 also made changes to the accounting for available-for-sale debt securities and requires credit losses to be presented as an allowance rather than as a write-down on such securities management does not intend to sell or believes that it is more likely than not they will be required to sell. The Company is required to adopt ASU 2016-13 on January 1, 2023 and has not completed its assessment of ASU 2016-13’s impact on its financial statements.

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

Pursuant to the terms and conditions of the Agreement, the Company paid cash of $1,754,083 and issued 436,339 shares of Company common stock and assumed certain liabilities as consideration for substantially all of the TMW’s assets. The common shares issued were unregistered and are subject to sales restrictions under the Securities Act of 1933. The Company valued the shares issued in the transaction at the average of opening and closing price on the date of acquisition with a 12.5% discount for lack of marketability. The acquisition closed on February 4, 2021 and was recorded as a business combination as the set of assets and activities acquired met the definition of a business.

The purchase price allocation was finalized in the first quarter of 2021 and is as follows:

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

The following unaudited proforma financial information presents the consolidated results of operations of the Company and TMW for the three months ended September 30, 2020, and the nine months ended September 30, 2021 and 2020, as if the acquisition had occurred as of the beginning of the first period presented instead of on February 4, 2021. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The proforma financial information for the Company and TMW is as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2020	2021	2020
Revenues	$876,902	$3,619,510	$1,992,925
Net loss attributable to common stockholders	$(4,784,990)	$(24,758,304)	$(12,633,221)
Net loss per basic and diluted common share	$(0.15)	$(0.68)	$(0.46)
Weighted average common shares outstanding:
Basic and diluted	32,113,806	36,340,706	27,547,972

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: PROPERTY AND EQUIPMENT

As of September 30, 2021 and December 31, 2020, our property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Land	$4,743,526	$—
Buildings	8,006,474	—
Machinery and equipment	5,312,561	5,245,534
Fixed assets in process	4,151,972	1,993,760
Leasehold improvements	983,523	983,522
FUV fleet	1,046,315	336,730
FUV rental fleet	742,869	—
Computer equipment and software	258,309	94,384
Vehicles	247,728	—
Furniture and fixtures	52,007	52,007
Total property and equipment	25,545,284	8,705,937
Less: Accumulated depreciation	(3,141,115)	(2,060,707)
Total	$22,404,169	$6,645,230

Fixed assets in process are primarily comprised of tooling and equipment related to the manufacturing of our vehicles, buildings, and machinery & equipment. Completed assets are transferred to their respective asset class and depreciation begins when the asset is placed in service. FUV fleet consists of marketing and other non-revenue generating vehicles. FUV rental fleet consists of rental revenue generating vehicles.

On December 23, 2020, the Company entered into an agreement to purchase certain buildings totaling approximately 187,000 square feet, and approximately 6.6 acres of real estate located within the City of Eugene, Oregon. The Company has agreed to purchase the properties commonly known as 311 Chambers Street and 1480 West 3rd Avenue, from RLA Holdings, LLC for the total purchase price of $10,250,000. The Company pledged $80,000 as earnest money for the transaction. During the first quarter of 2021, an additional 4.1 acres and 33,000 square feet of buildings to the south commonly known as 1593 W. 5th Ave. Eugene, Oregon was added to the purchase agreement totaling $2,500,000. The total sales price was increased to $12,750,000. The purchase was contingent upon the Company’s complete and unconditional approval of: (i) the property and its physical condition, zoning and land use restrictions, and all systems, utilities, and access rights pertaining to the property; (ii) the seller’s documents; (iii) securing financing; (iv) a Phase I environmental assessment and all appropriate inquiries investigation so as to protect the Company under CERCLA; and (v) anything else the Company deems necessary. On March 15, 2021, the due diligence was completed and the Company paid the $80,000 earnest money. On April 19, 2021, the Company closed and completed the purchase of the properties described above. RLA Holdings, LLC will be permitted to rent back the 311 Chambers St property after closing for up to six (6) months at a rate of $50,000 per month plus all utilities, taxes, insurance, and maintenance expenses. $25,000 was deducted from the purchase price at the closing to cover the tenant’s security deposit. $1,250,000 was deducted at the closing and will be paid in one year from the closing date. This sum is secured by a zero interest note. The Company intends to utilize these properties to improve its production capabilities. The new facility is expected to be operational by the end of 2022. The purchases described above are allocated to property and equipment as land and buildings.

Depreciation expense was approximately $412,000 and $1,089,000 during the three and nine months ended September 30, 2021, respectively, and was approximately $238,000 and $676,000 during the three and nine months ended September 30, 2020, respectively.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5: INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

		September 30, 2021
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2020	Assets Acquired Pursuant to Business Combination (1)	Accumulated Amortization	Net Book Value
Tradename and trademarks	14 years	$—	$2,052,000	$(94,931)	$1,957,069
Proprietary technology	13 years	—	7,010,000	(353,068)	6,656,932
Customer relationships	10 years	—	1,586,000	(103,845)	1,482,155
		$—	$10,648,000	$(551,844)	$10,096,156

(1) On February 4, 2021, the Company acquired various assets of Tilting Motor Works, Inc. (See Note 3)

Amortization expense was approximately $210,000 and $552,000 during the three and nine months ended September 30, 2021, respectively.

NOTE 6: CUSTOMER DEPOSITS

Customer deposits at September 30, 2021 and December 31, 2020 were approximately $740,000 and $606,000, respectively. These deposits are primarily funds obtained from customers for orders that have not yet been fulfilled and for deposits from potential customers that have expressed interests (preorders) in purchasing FUVs. We collect $2,500 per order from customers for orders that have not been fulfilled and $100 per FUV from customers that have expressed interests in purchasing our FUV.

NOTE 7: CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE

As of September 30, 2021, the Company has financed through lease agreements a total of approximately $1,800,000 of its capital equipment purchases with monthly payments ranging from approximately $400 to $9,000, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 4.52% to 9.52%. Total monthly capital lease payments as of September 30, 2021 are approximately $36,000. These lease obligations mature ranging from December 2021 through August 2027 and are secured by approximately $2,171,000 in underlying assets which have approximately $645,000 in accumulated depreciation as of September 30, 2021. The balance of capital lease obligations was approximately $1,187,000 and approximately $781,000 as of September 30, 2021 and December 31, 2020, respectively.

On May 5, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of approximately $1,069,000, referred to on the balance sheet as Note payable to bank. The loan had an interest rate of 1% and monthly payments of approximately $60,000 for 18 months beginning December 5, 2020. This loan was eligible for the limited loan forgiveness provisions of Section 1102 of the CARES Act, and the SBA Interim Final Rule dated April 2, 2020. On April 27, 2021 all of the outstanding principal and interest of approximately $1,069,000 and $10,000, respectively, were forgiven and as of September 30, 2021, the balance on the loan was $0.

As of September 30, 2021, the Company has financed a total of approximately $2,597,000 of its capital equipment purchases with monthly payments ranging from approximately $400 to $12,000, repayment terms ranging from 60 to 72 months, and effective interest rates ranging from 1.99% to 9.90%. Total monthly payments as of September 30, 2021 are approximately $50,000. These equipment notes mature ranging from January 2023 through October 2026. The balance of equipment financing notes payable was approximately $1,593,000 and $1,590,000 as of September 30, 2021 and December 31, 2020, respectively.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8: STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, no par value, of which 1,500,000 shares were designated as Series A-1 Preferred Stock and 2,000,000 are designated as Class C Preferred Stock. As of September 30, 2021 and December 31, 2020, there were no shares issued or outstanding.

Common Stock

The Company has reserved a total of 6,327,711 shares of its common stock pursuant to the equity incentive plans (see Note 9). The Company has 4,046,430 and 4,058,791 stock units, options, and warrants outstanding under these plans as of September 30, 2021 and December 31, 2020, respectively.

The Company has 122,238 and 593,667 shares of its common stock reserved for warrants issued outside of the equity incentive plans as of September 30, 2021 and December 31, 2020, respectively.

Issuance of common stock for settlement of payable

The Company issued 17,421 common shares for investor relations consulting services with a fair value of approximately $221,000 during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company issued 60,591 common shares for services with a fair value of approximately $181,000. The shares were valued based on the stock price at the time of the grant when the performance commitment was complete. The shares issued during the nine months ended September 30, 2021 and 2020 were to settle existing accounts payable.

Exercise of Stock Options and Warrants

A total of 457,433 employee options, with exercise prices ranging from $1.71 to $5.41 per share were exercised for total proceeds to the Company of approximately $1,456,000 during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, 5,225 employee options with exercise prices ranging from $4.33 to $4.52 per share were exercised for total cash proceeds to the Company of approximately $23,000.

During the nine months ended September 30, 2020, a total of 171,470 employee options with exercise prices ranging from $2.06 to $4.52 per share were exercised in cashless transactions at market prices ranging from $6.32 to $7.64 per share and a total of 34,666 options issued to a consultant with exercise prices ranging from $2.54 and $3.57 were also exercised in a cashless transaction at a market price of $7.638, which was based on the Company’s daily closing prices surrounding the transaction dates. The transactions resulted in the issuance of 93,766 shares of common stock issued for qualified options to employees and 22,463 shares issued of common stock for non-qualified options issued to a consultant during the nine months ended September 30, 2020.

A total of 155,000 employee warrants, with an exercise price of $0.50 per share were exercised for total proceeds to the Company of approximately $78,000 during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, no employee warrants were exercised for cash.

During the nine months ended September 30, 2020 a total of 50,004 employee warrants with an exercise price of $0.50 per share were exercised in a cashless transaction at a market price of $7.484 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates. The transaction resulted in the issuance of a total of 46,663 shares of the Company’s common stock during the nine months ended September 30, 2020. No such cashless exercises were completed for employee warrants during nine months ended September 30, 2021.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A total of 471,428 warrants issued to an investor with an exercise price of $3.50 per share were exercised for total proceeds to the Company of approximately $1,650,000 during the nine months ended September 30, 2020. No warrants issued to investors were exercised for cash during the nine months ended September 30, 2020.

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

Director Deferred Units

No director deferred units were converted to common shares during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, 5,546 director deferred stock units were converted to common shares.

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

We issued and sold 1,853,181 shares of common stock during the nine months ended September 30, 2021, in connection with the ATM at per share prices between $12.36 and $32.87, resulting in net proceeds to the Company of approximately $33,100,000, after subtracting offering expenses.

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

Stock-based compensation, including stock options, warrants and stock issued for compensation and services is included in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$260,262	$64,810	$531,836	$164,025
Sales and marketing	229,892	31,121	447,450	86,027
General and administrative	410,086	315,274	906,920	762,520
Cost of goods sold	421,879	88,716	774,257	219,947
Total	$1,322,119	$499,921	$2,660,463	$1,232,519

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

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The 2018 Plan provides the Company the ability to grant to employees, directors, consultants, or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or NQSOs and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of September 30, 2021, the Company had a remaining reserve of 2,271,002 shares of common stock under the 2018 Plan. Awards that are forfeited generally become available for grant under the 2018 Plan.

Employee stock-based compensation expense under the 2018 Plan for the three and nine months ended September 30, 2021 was approximately $1,302,000 and $2,598,000, respectively.

Employee stock-based compensation expense under the 2018 Plan for the three and nine months ended September 30, 2020 was approximately $474,000 and $1,143,000, respectively.

On June 7, 2021, qualified options to purchase 674,000 shares of common stock were granted to employees under the 2018 Plan with a grant date fair value of approximately $7,055,000. The options were valued using the Black-Scholes option pricing model with a six-year expected term, risk free interest rate of 1.0%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 91.9%. These options vest over three years.

During the third quarter of 2021, qualified options to purchase 46,900 shares of common stock were granted to employees under the 2018 Plan with a grant date fair value of approximately $430,500. The options were valued using the Black-Scholes option pricing model with approximately a 6.3 year expected term, risk free interest rate of 0.96%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 94.2%. These options vest over three years.

During the third quarter of 2021, 8,473 restricted stock were issued to certain personnel with a grant date fair value of approximately $96,846. These shares were valued by using the closing date of Arcimoto’s stock price on the date of the grant. These awards vest immediately upon issuance.

Total compensation cost related to non-vested awards issued under the 2018 Plan not yet recognized as of September 30, 2021 was approximately $9,532,000 and will be recognized on a straight-line basis through 2.43 years based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

Consulting Agreement with Common Stock Compensation

During the nine months ended September 30, 2021 and 2020, the Company issued 17,421 and 60,591 common shares for consulting services performed with a fair value of $221,105 and $181,329, respectively. The shares were valued based on the stock price at the time of the grant when the performance commitment was complete. Of these shares, 6,421 and 32,749 were for the August 3 annual renewal of an investor relations consulting contract. The terms of the contract call for the issuance of $100,000 worth of common shares issued at each annual renewal based on the market price at the time of the renewal. In addition to the payment in common shares, this consultant receives cash payments of $7,500 per month and payments for additional services as needed. During the three months ended September 30, 2021 and 2020, we paid this investor relations consultant $22,500 and $94,500, respectively. During the nine months ended September 30, 2021 and 2020, we paid the same investor relations consultant $115,500 and $334,500 respectively, which included significant additional services.

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

Employee stock-based compensation expense for the three and nine months ended September 30, 2021 related to the 2015 Plan was approximately $19,800 and $61,800, respectively.

Employee stock-based compensation expense for the three and nine months ended September 30, 2020 related to the 2015 Plan was approximately $26,000 and $89,000, respectively.

Total compensation cost related to non-vested awards not yet recognized as of September 30, 2021 and 2020 was approximately $44,000 and $138,000, respectively. The amounts will be recognized on a straight-line basis through May 2023 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10: COMMITMENTS AND CONTINGENCIES

On December 6, 2019, we entered into a lease for a property approximately six blocks east of the Arcimoto Manufacturing Plant (“AMP”), located in Eugene, Oregon, that contains two buildings. The initial term of the lease is 25 months and began on December 6, 2019. There is an option for a three-year extension. The main building is 6,508 square feet of office and warehouse space and the auxiliary building is 4,318 square feet of warehouse space. The office space is being used by marketing and sales. The warehouse is being used for R&D and battery module manufacturing. On March 3, 2020, we amended the lease to include the adjacent building which has 10,752 square feet of office and warehouse space on the ground floor plus second floor office and storage space. This location is being used for service will be used for further expansion. Rent is $12,000 per month and subject to a 3% increase per year.

On October 15, 2018, we re-negotiated a lease previously entered into as a month-to-month lease during June 2018, for a 5,291 square foot commercial industrial office space in Eugene, Oregon. The term of the lease is 60 months which began on October 15, 2018. Rent is $4,500 per month and subject to a 3% increase per year. The space is being used for TMW office and manufacturing use.

On October 18, 2018, we entered into a lease for a 4,491 square foot space in San Diego, California. The term of the lease is 60 months which began on November 1, 2018. Base rent is $8,982 per month. The space is being used for Arcimoto’s California dealer showroom, rental and service operations.

On September 30, 2021, we occupied 1,700 square feet of office area, 32,000 square feet of warehouse space and 125,000 square feet of asphalt paving and undeveloped greenfield. The original lease expiring in 2021 has been extended until 2024. Base rent is $12,948 per month. We believe that our current facilities are sufficient for our needs.

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

On May 3, 2021, we entered into a lease for an executive office space in Arlington, Virginia. The space will be used by an executive for office and general use. The term of the lease is one year which began on June 1, 2021 and automatically renews each month after the first year unless two months’ notice of cancellation is given. Total rent is approximately $1,815 per month and will increase automatically by 10% after the first year unless the lease is cancelled pursuant to the terms discussed above.

On June 30, 2021 we entered into a lease for a commercial facility located at 2110 West Second Avenue, Eugene, Oregon. The term of the lease is month to month which began on approximately May 1, 2021 and automatically renews each month unless 30 days’ notice of cancellation is given. Total rent is approximately $4,500 per month. The space is being used for office and general purposes.

See the following table for future annual minimum rent payments as of September 30, 2021:

Remaining payments for years ending December 31:
2021 (remaining)	$171,802
2022	543,246
2023	517,945
2024	340,840
2025	229,916
Thereafter	77,267
Total	$1,881,016

Rent expense is recognized on a straight-line basis. Total rent expense for the three months ended September 30, 2021 and 2020 was approximately $306,000 and $98,000, respectively, and was approximately $629,000 and $242,000 for the nine months ended September 30, 2021and 2020, respectively.

In February 2021, a statement of work for approximately $3,750,000 was signed with Munro and Associates (“Munro”) for development activities through the end of the year to develop the FUV high volume production platform. Munro’s research and development expenses invoiced in the three and nine months ended September 30, 2021 was approximately $750,000 and $2,375,000, respectively.

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

The Company, Mark Frohnmayer and Douglas Campoli have been sued in two putative class actions in the United States District Court for the Eastern District of New York, Barnette v. Arcimoto, Inc. et al. (Case No. 21-cv-02143 filed on April 19, 2021) and Gibson v. Arcimoto, Inc. et al. (Case No. 21-cv-02870 filed on May 20, 2021). The putative class actions purported to be on behalf of all those who purchased our common stock between February 14, 2018 and March 22, 2021. The allegations in the actions are based on the research report dated March 23, 2021 produced by Bonitas Research, LLC, a short seller of our common stock. The Barnette and Gibson actions were consolidated as In re Arcimoto, Inc. Securities Litigation (Case No. 21-cv-02143) on July 14, 2021, and a consolidated amended complaint was filed on September 20, 2021. No motion to certify a class has been filed at this time. We believe we have substantial defenses to the claims asserted in this lawsuit and intend to vigorously defend this action.

The Company is also a nominal defendant in two shareholder derivative lawsuits filed in the United States District Court for the Eastern District of New York, Liu v. Frohnmayer et al. (Case No. 21-cv-03702 filed on June 30, 2021) and Carranza v. Frohnmayer et al. (Case No. 21-cv-03888 filed on July 9, 2021), and a shareholder derivative lawsuit filed in the United States District Court for the District of Oregon, Laguerre v. Frohnmayer et al. (Case No. 21-cv-00982 filed on June 30, 2021). Mark Frohnmayer, Douglas Campoli, Terry Becker, Nancy Calderon, Joshua Scherer, and Jesse Eisler are named as defendants in all three shareholder derivative suits. Jeff Curl is named as a defendant in Laguerre and Liu. The allegations in the shareholder derivative lawsuits largely arise from the Bonitas report referenced above. The Liu and Carranza actions were consolidated on August 4, 2021 as In re Arcimoto, Inc. Derivative Litigation (Lead Case No. 21-cv-03702). We believe we have substantial defenses to the claims asserted and intend to vigorously defend the actions.

Additionally, from time to time, we might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business.

NOTE 11: RELATED PARTY TRANSACTIONS

During the second quarter of 2021, Arcimoto recorded a sale of a pre-owned, depreciated marketing FUV to an officer of the Company. The sale was completed at an arm’s length transaction and was paid for in cash for approximately $12,500.

During the third quarter of 2021, Arcimoto recorded a sale of a pre-owned Roadster to the Chief Executive Officer. The sale was completed at an arm’s length transaction and was paid for in cash for approximately $23,900.

Arcimoto may, from time to time, sell to its management and employees at a discounted price. Sales to such parties for the nine months ended September 30, 2021 were not material.

NOTE 12: SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing with the Securities and Exchange Commission and has determined that were no material subsequent events that came to management’s attention that required disclosure.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our strategies, intentions, financial projections, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or similar expressions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the United States Securities and Exchange Commission ("SEC"). In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to identify financing sources to fund our capital expenditure requirements and continue operations until sufficient cash flow can be generated from operations;

●	our ability to lower production costs to achieve cost-effective mass production, which we believe will be an important factor affecting adoption of the products;

●	our ability to effectively execute our business plan and growth strategy;

●	unforeseen or recurring operational problems at our facility, or a catastrophic loss of our manufacturing facility, including the temporary closures of our facility that might be required as a result of the continuing COVID-19 pandemic;

●	our dependence on our suppliers, whose ability to supply us may be negatively impacted by, among other things, the measures being implemented to address COVID-19;

●	our ability to secure battery cells from a foreign sole sourced vendor in order to maintain production levels due to supply chain constraints;

●	changes in consumer demand for, and acceptance of, our products;

●	overall strength and stability of general economic conditions and specifically of the automotive industry, both in the United States and globally;

●	changes in U.S. and foreign trade policy, including the imposition of tariffs and the resulting consequences;

●	changes in the competitive environment, including adoption of technologies and products that compete with our products;

●	our ability to generate consistent revenues;

●	our ability to design, produce and market our vehicles within projected timeframes given that a vehicle consists of several thousand unique items and we can only go as fast as the slowest item;

●	our experience to date in manufacturing and our ability to manufacture increasing numbers of vehicles at the volumes that we need in order to meet our goals;

●	our reliance on as well as our ability to attract and retain key personnel;

●	changes in the price of oil and electricity;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt, if any, on terms favorable to our company;

●	the number of reservations and cancellations for our vehicles and our ability to deliver on those reservations;

●	our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

●	our ability to manage the distribution channels for our products, including our ability to successfully implement our direct to consumer distribution strategy and any additional distribution strategies we may deem appropriate;

●	our ability to obtain and protect our existing intellectual property protections including patents;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings or losses;

●	interest rates and the credit markets;

●	costs and risks associated with litigation; and

●	other risks described from time to time in periodic and current reports that we file with the SEC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Arcimoto, Inc. (the “Company”, “We”, “Us”, or “Our”) was incorporated in the State of Oregon on November 21, 2007, with the mission to catalyze the shift to a sustainable transportation system. We build light, electric, ultra-efficient vehicles that are incredibly fun to drive for a reason. Put simply, our vision is an untouched planet and more livable cities.

Today’s city is dominated by the traditional four-wheeled vehicle. We pave over almost half our urban land for these giant, multi-ton, extractive machines that we almost always drive alone or with just one other person and leave parked and rusting for approximately 95% of their useful lives.

At Arcimoto, we believe that if we rightsize, electrify, and better utilize our vehicles, we can reclaim our shared space, help clean our skies, and make cities more livable for us all.

We have developed a new, human-scale three-wheeled electric vehicle platform, featuring dual-motor front wheel drive, a battery pack sized to meet the range needs of the vast majority of typical trips, and an optimized center of gravity for a nimble, balanced driving experience. On this platform, we currently manufacture a family of products targeting a wide range of everyday uses: the Fun Utility Vehicle® (“FUV®”), for daily driving, rideshare share and rental, the Deliverator for last-mile delivery of essential food and goods, the Rapid Responder® for emergency services and security, the Flatbed for general fleet utility, and the Roadster, a pure fun machine that drives like nothing else on the road.

We launched production of the FUV® in the third quarter of 2019, prior to the onset of the COVID-19 pandemic. In 2019, Arcimoto produced 57 vehicles and sold 46. In 2020 Arcimoto produced 117 vehicles and sold 96 new and one pre-owned. During the nine months ended September 30, 2021, Arcimoto produced 251 model year 2021 vehicles, and delivered 153 new and two pre-owned vehicles to customers, a 125% improvement over the 69 (with one pre-owned) vehicles delivered to customers in the nine months ended September 30, 2020. Forty-five vehicles were in finished goods inventory as of September 30, 2021.

The Company’s primary focus is on volume production planning in order to push to sustainable profitability. On April 19, 2021, the Company purchased an approximately 220,000 square foot facility to expand production capabilities. The Company has submitted an application for the Federal Department of Energy’s Advanced Technology Vehicle Manufacturing Loan Program (“ATVMLP”) to secure the funds necessary to execute our growth strategy.

Platform and Technologies

Arcimoto spent its first decade developing and refining eight generations of a new three-wheeled electric vehicle platform: a light-footprint, nimble reverse-trike architecture that features a low center of gravity for stability on the road; dual-motor front-wheel drive for enhanced traction; can be parked three to a space while carrying two large adults comfortably, and is more efficient, by an order of magnitude, than today’s gas-powered cars. The Company has secured 10 utility patents on various constituent technologies and vehicle platform architectures. As announced on June 10, 2020, Arcimoto has teamed with Munro & Associates to evaluate Arcimoto’s manufacturing processes and supply chain management in order to drive down costs and begin high-volume production of Arcimoto ultra-efficient electric vehicles. This project, which is estimated to take two years, progressed significantly in the third quarter of 2021, primarily due to the purchase of a new production facility, continued production ramp planning, and product architecture sourcing-selection across all major vehicle subsystems.

Products

Arcimoto’s vehicle products are based on the Arcimoto Platform, which includes the basic lower framed structure and certain key components of our vehicles. While intended to serve very different market segments, an estimated 90% of the constituent parts are the same between all products currently in production and development.

FUV®

Arcimoto’s flagship product is the FUV. The FUV delivers a thrilling ride experience, exceptional maneuverability, comfort for two passengers with cargo, highly-efficient parking (three FUVs to a single parking space), and ultra-efficient operation, all at an affordable price. Over time, we anticipate offering the FUV with several option packages to meet the needs of a variety of customers.

We led with a consumer product because we are a consumer-first brand. We believe individuals should be able to choose more efficient, more affordable, and lighter-footprint mobility solutions, so that more of us can participate in the transition to a sustainable transportation future.

 Rapid Responder®

The Rapid Responder® was announced on February 15, 2019. The pure-electric Rapid Responder® is developed on the Arcimoto platform, and designed to perform specialized emergency, security and law enforcement services at a fraction of the cost and environmental impact of traditional combustion vehicles. The Rapid Responder® aims to deliver first responders to incidents more quickly and affordably than traditional emergency response vehicles.

Arcimoto is initially targeting the more than 50,000 fire stations across the United States that use traditional fire engines and large automobiles to respond to calls. Arcimoto also plans to market the Rapid Responder® as a solution for campus security and law enforcement applications.

Deliverator®

Development of the Deliverator was officially announced on March 19, 2019 with the reveal of the first Deliverator prototype. The Deliverator is currently in production.

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

The Cameo is aimed at the film industry, as well as the growing influencer and Do-It-Yourself (“DIY”) film market. The Cameo is currently available to prospective customers as a custom-modified FUV.

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

Sales and Distribution Model

Arcimoto’s sales and distribution model is direct. Customers place vehicle orders on our website, and the vehicle product will be delivered directly to the end user via a common carrier or our own delivery fleet. The website ordering and vehicle configuration system is functional, with additional development planned to further automate the sales process.

On October 26, 2020, we announced a partnership with DHL to provide nationwide home delivery of the FUV. They are currently handling the bulk of our customer deliveries.

Rental and Rideshare Model

We plan to augment this direct web purchase process with experience rental in key markets. This rental model gives prospective customers a direct experience with the physical product before purchasing. We opened our first Company-owned rental operations in San Diego, California and Eugene, Oregon in the second quarter of 2021. Additional rental vehicles are available at our franchise rental location, Arcimoto Key West in Key West, Florida, and at GoCars in San Francisco, California. We entered into an agreement with the Graduate Hotel in Eugene, Oregon in the third quarter of 2021 to rent FUVs to hotel guests.

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

Service

We are pursuing three different models for service of the FUV:

Service-on-demand

Our initial model is on-demand and on-site vehicle service by Arcimoto technicians or Arcimoto-authorized technicians. Service-on-demand will likely be the primary model during our West Coast release as the majority of the vehicles will be geographically located relatively near the factory or a mobile technician. We intend for customers to request service either through the Arcimoto mobile app or by calling a 24-hour service number

In-market partnership

We are currently reviewing potential service partners located in our key distribution regions. We have contracted with Agero Driver Assistance Services, Inc. to provide our customers with roadside assistance. We are currently reviewing Agero’s network of pre-approved third-party service providers, as well as other third-party service providers, to perform service on Arcimoto vehicles. We are currently selecting, training, and certifying providers as we expand.

Rental facility service

We employ Arcimoto service technicians at some of our rental locations, depending on the dealer laws in the state. Customers near those rental locations are able to deliver their vehicle to that location for service needs.

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Demand for the Retail Series Arcimoto FUV has continued to increase. As of September 30, 2021, we had 5,463 net FUV pre-orders placed with small refundable deposits or fleet order commitments, representing an increase of 746, or approximately 16%, from the 4,717 pre-orders as of December 31, 2020.

We consider pre-orders to be strong sales leads, and use these leads as an indicator of market demand. Pre-orders are made up of small refundable cash deposits from individual retail customers and distribution agreements or nonbinding letters of intent from commercial customers that may or may not have deposited cash. The distribution of pre-orders since inception through September 30, 2021, is presented in the table below:

	Retail		Commercial		Total
	Vehicles	Dollars	Vehicles	Dollars	Vehicles	Dollars
Vehicles/Deposits	4,906	$517,324	1,800	$30,000	6,706	$547,324
Refunds	(732)	(73,200)	(259)	(29,600)	(991)	(102,800)
Total net pre-orders	4,174	444,124	1,541	400	5,715	444,524
Less purchases	(249)	(25,000)	(3)	(300)	(252)	(25,300)
Remaining	3,925	$419,124	1,538	$100	5,463	$419,224

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

For portions of all four quarters of 2020, Arcimoto’s production operations were suspended in response to the COVID-19 pandemic. The Company restarted limited production and resumed deliveries to customers in the third quarter of 2020. We have continued to experience supply chain challenges related to extended lead times for delivery of parts and raw materials and may continue to do so in the foreseeable future.

The push to volume production continues to be our most important overarching objective, and in the third quarter we made significant progress towards that goal. We took possession of our new High-Production Arcimoto Manufacturing Plant (“rAMP”) facility, and began landing new production equipment, including our new automated plastics production cell, as well as began the renovation of the facility that will become general assembly. We plan to pause vehicle production for a portion of the first quarter of 2022, in order to move materials, quality, subassembly and the assembly line into the new facility, after which we expect to achieve substantially higher unit output for the remainder of next year. Simultaneously with this move, we plan to complete engineering and testing of battery packs using the next generation cell from our supplier, offering incremental performance improvements to customers.

Currently, we are dependent on a single supplier for our battery cells. During the third quarter of 2021, we received two types of battery cells, one of which has been discontinued. In order to use these cells, our engineering team is currently developing a module that will enable the utilization of these battery cell types. Upon development, regulatory testing will be conducted for compliance with government safety standards. This development and testing will occur concurrently with the planned pause in production discussed in the paragraph above. The Company expects these cells to be utilized in our FUVs by the end of the first quarter of 2022. Until the batteries are able to be used in our FUVs, we may have to extend the pause in production.

With limited FUV production through 2020 and now extending into 2021, we are focusing on pilot programs for the Deliverator and Rapid Responder®, performing value engineering and planning for volume manufacture to achieve sustainable profitability, applying to the Federal Department of Energy’s ATVMLP to finance original equipment manufacturing (“OEM”) volume production, engaging sales efforts focused on fleet deployments, building and testing our rental operations, and expanding our service network.

The average sales price, including custom upgrade options, for the three months ended September 30, 2021 was $21,121, which is $3,221 or 18% above the base model price of $17,900. During the nine months ended September 30, 2021, Arcimoto produced 251 vehicles, and delivered 153 new and two pre-owned vehicles to customers. Forty-one vehicles have been placed into service in rental operations. Thirty-one vehicles have been placed into service for Arcimoto fleet operations.

We have contracted Munro & Associates, a lean design consulting company, to evaluate Arcimoto’s manufacturing processes and supply chain management in order to drive down costs and begin high-volume production of Arcimoto ultra-efficient electric vehicles. To date, substantial progress has been made in understanding the cost models for future vehicles based on current and anticipated supply chain conditions, ergonomic studies, planning for failure modes and effects analysis (“FMEA”), baseline ride-drive characteristics, mapping out European Union (“EU”) certification, cost reduction for manufacturing, lean manufacturing analysis, vehicle architecture sourcing-selection for all major subsystems and the technology roadmap for future vehicles and marketing roadmap.

Arcimoto’s test of the Rapid Responder® in a pilot program with the City of Eugene, the Eugene-Springfield Fire Department (“ESFD”) was completed on March 31, 2021, and ESFD has provided us with valuable feedback for future product development and marketing. We are evaluating upfitters and defining the process for installation of non-compliant accessories such as lights and sirens and we released pricing and availability for the Rapid Responder® in the first quarter of 2021.

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

On February 4, 2021, the Company closed and completed a Purchase Agreement (the “Agreement”) for the business of Tilting Motor Works, Inc. (“TMW”), including technology patents for tilting three wheeled vehicles and the TRiO motorcycle accessory product line. The TRiO is a bolt-on front end kit that converts a two wheeled motorcycle to a three wheeled tilting reverse trike. The Company believes the TRiO product line will continue to flourish under Arcimoto, as we are able to bring considerable marketing and manufacturing efforts to bear, and the underlying technology will be beneficial to future Arcimoto products. Authorized dealers/installers of the TRiO products are potential partners for providing product support services to FUV owners in certain areas. Arcimoto delivered 8 and 18 TRiO kits, generating $104,330 and $227,113 in net revenue with a 33.5% and 28.3% gross margin, during the three months ended September 30, 2021, and from February 4 2021 to September 30, 2021, respectively. The Company completed the relocation of TMW to its Eugene, Oregon campus in the second quarter of 2021.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

In 2019, Arcimoto generated cash flow from retail production vehicle sales for the first time.

Our capital expenditures for low-volume production are substantially complete, and we have begun to purchase equipment in anticipation of increased production. We have brought the thermo forming of body panels in-house and ordered approximately $1,741,000 in equipment for this process. We anticipate placing the equipment in service at a future date. Approximately $1,450,000 of this amount were financed at interest rates ranging from 5.56% to 9.0% and terms of 60-72 months. We anticipate a savings of $780 per FUV produced with this automation. We purchased a multi-directional rotary brush machine at a total cost of $142,200 to automate the deburr and finishing of sheet metal. This was financed at an interest rate of 9.86% and a term of 60 months. We purchased an additional CNC mill at a total cost of $173,860 to increase production capacity. This was financed at an interest rate of 4.11% for 60 months. We purchased an additional welding cell at a total cost of $286,674 for welding the two sides of the upper frame together. $250,000 of this was financed at an interest rate of 5.75% for 60 months. We anticipate a savings of $390 per FUV produced with the welding automation. We purchased a wire bonding machine at a cost of $211,524 for next generation battery module production. We anticipate securing low interest debt for these equipment purchases. The Company is preparing an ATVMLP application to finance OEM volume production.

Operating expenses increased by approximately 165%, or $12,985,000, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase was mostly due to increased research and development (“R&D”) expenses associated with developing the 2.0 FUV platform that is planned for OEM production volumes and increased personnel costs related to new hires across all departments. Other factors include, but are not limited to, an increase in sales and marketing efforts and G&A expense associated with the integration of TMW. The number of employees increased by approximately 98%, from 117 as of September 30, 2020, to 232 employees as of September 30, 2021. The increased staff was needed to build out all parts of the Company for selling and servicing vehicles.

During the third quarter of 2021, the Company had purchased and will continue to purchase another type of battery cell that is different than the one it uses currently in its production process. In order to use this new battery cell, Arcimoto will develop a new battery module for use in its production process. These development costs may be significant and may cause a temporary shut-down of its production facility, which in turn will cause a delay in production of its vehicles during the first quarter of 2022. Such delays may ultimately impact our future cash flows.

New Accounting Pronouncements

For a description of our critical accounting policies and estimates, please refer to the “Summary of Significant Accounting Policies” in Note 2 to our Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe are reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. See Note 2 to our Condensed Financial Statements under Part I, Item I of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

The following table summarizes the Company’s results of operations:

	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Revenue:
Product sales	$1,333,604	$620,438	$713,166	115%
Grant revenue	—	10,000	(10,000)	(100)%
Other revenue	164,572	53,457	111,115	208%
Total revenues	1,498,176	683,895	814,281	119%
Cost of goods sold	4,856,331	2,046,466	2,809,865	137%
Gross loss	(3,358,155)	(1,362,571)	(1,995,584)	146%

Operating expenses:
Research and development	3,186,469	1,314,053	1,872,416	142%
Sales and marketing	1,983,738	361,508	1,622,230	449%
General and administrative	3,061,607	1,575,890	1,485,717	94%
Total operating expenses	8,231,814	3,251,451	4,980,363	153%

Loss from operations	(11,589,969)	(4,614,022)	(6,975,947)	151%

Other (income) expense:
Interest expense	51,671	29,120	22,551	77%
Other income	(131,781)	—	(131,781)	—%
Foreign exchange gain	—	(409)	409	(100)%

Loss before income tax benefit	(11,509,859)	(4,642,733)	(6,867,126)	148%
Net loss	$(11,509,859)	$(4,642,733)	$(6,867,126)	148%

Revenues

Total revenue increased approximately $814,000 or 119% for the three months ended September 30, 2021, compared to the same period last year. This increase was primarily due to an increase in product sales of approximately $713,000 from higher sales volume, an increase of approximately $10,000 of TMW net revenue due to the acquisition of TMW in the first quarter of 2021 and an increase in rental revenue of approximately $31,000 compared to the same period last year.

We had approximately $1,498,000 in revenue, comprising of approximately $1,333,000 in net revenue from the sales of our vehicles, approximately $104,000 in TMW net revenue and approximately $61,000 in net revenue from used vehicles, rental fees, parts, delivery fees, merchandise and outside metal during the three months ended September 30, 2021. We had approximately $684,000 in revenue, comprising of approximately $620,000 in revenue from the sales of our vehicles, and approximately $53,000 in revenue from merchandise and outside metal fabrication during the three months ended September 30, 2020.

Cost of Goods Sold

We had approximately $4,856,000 in cost of goods sold (“COGS”), comprising approximately $1,356,000 for FUV material and freight costs from the sale of our vehicles, $168,000 in warranty reserves, $69,000 in TMW COGS, $446,000 from an adjustment to inventory for loss, obsolescence, purchase price variance and scrap, and approximately $2,817,000 in manufacturing, labor, and overhead, during the three months ended September 30, 2021.

We had approximately $2,046,000 in COGS comprising approximately $692,000 in FUV material costs from the sale of our vehicles and approximately $1,280,000 in manufacturing, labor, and overhead, and approximately $22,000 from an adjustment to inventory for loss, obsolescence, purchase price variance and scrap during the three months ended September 30, 2020.

Cost of goods sold increase by approximately $2,810,000 or 137%, primarily driven by an increase in FUV material costs as a result of a higher number of FUV units sold, higher payroll costs, and higher manufacturing overhead as a result of ramping up our production operations, higher warranty reserves due to increased sales and recall costs, and higher inventory losses due to obsolescence, write-downs and purchase price variance.

Operating Expenses

Research and Development (“R&D”) Expenses

R&D expenses consist primarily of prototyping new variants of the 1.0 FUV platform, developing the 2.0 platform, and developing new three wheeled tilting micro mobility platforms. R&D expenses for the three months ended September 30, 2021 and 2020 were approximately $3,187,000 and $1,314,000, respectively.

R&D expenses increased by $1,873,000 or 143% during the three months ended September 30, 2021 as compared to the same period last year primarily due to the development of the 2.0 FUV platform that is planned for Original Equipment Manufacturer (“OEM”) volumes. The increase was driven by higher consulting services, higher payroll expenses and additional expenses incurred as a result of our TMW acquisition in the first quarter of 2021.

Sales and Marketing (“S&M”) Expenses

S&M expenses for the three months ended September 30, 2021 and 2020 were approximately $1,984,000 and $362,000, respectively. The primary reasons for the increase in sales and marketing expenses during the three months ended September 30, 2021 of approximately $1,622,000, or 449%, as compared to the prior period was increased costs related to logistics and product support resulting from the expansion of the sales department.

These activities reflect higher levels of marketing, road shows and costs in developing positive experiences for our customers and product support. The increased costs were primarily due to higher payroll costs as a result of additional personnel required to perform such activities.

General and Administrative (“G&A”) Expenses

G&A expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the three months ended September 30, 2021 were approximately $3,062,000 as compared to approximately $1,576,000 for the same period last year, representing an increase of approximately $1,486,000, or 94%. The primary reasons for the increase in the current period was due to costs associated with the integration of TMW, increased lease expenses, increased professional fees, increased personnel costs related to new hires, and increased legal costs.

Interest Expense

Interest expense for the three months ended September 30, 2021 was approximately $52,000, as compared to $29,000 during the three months ended September 30, 2020. The increase in interest expense was due to additional financing of equipment in order to ramp up our production.

Other Income

Other income of approximately $132,000 for the three months ended September 30, 2021 primarily consists of sub-lease income from one of our properties which ended in the fourth quarter of 2021.

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

The following table summarizes the Company’s results of operations:

	Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Revenue:
Product sales	$3,224,387	$1,473,428	$1,750,959	119%
Grant revenue	—	10,000	(10,000)	(100)%
Other revenue	385,144	85,800	299,344	349%
Total revenues	3,609,531	1,569,228	2,040,303	130%
Cost of goods sold	11,329,143	4,944,801	6,384,342	129%
Gross loss	(7,719,612)	(3,375,573)	(4,344,039)	129%

Operating expenses:
Research and development	8,256,980	2,047,341	6,209,639	303%
Sales and marketing	4,537,816	1,003,681	3,534,135	352%
General and administrative	8,071,795	4,830,236	3,241,559	67%
Total operating expenses	20,866,591	7,881,258	12,985,333	165%

Loss from operations	(28,586,203)	(11,256,831)	(17,329,372)	154%

Other (income) expense:
Gain on forgiveness of PPP loan	(1,078,482)	—	(1,078,482)	—%
Interest expense	151,246	691,729	(540,483)	(78)%
Other income	(221,214)	(7,500)	(213,714)	2850%
Foreign exchange gain	—	(409)	409	(100)%

Loss before income tax benefit	(27,437,753)	(11,940,651)	(15,497,102)	130%

Income tax (expense) benefit	2,938,698	—	2,938,698	—%

Net loss	$(24,499,055)	$(11,940,651)	$(12,558,404)	105%

Revenues

Total revenue increased by approximately $2,040,000 or 130% for the nine months ended September 30, 2021 compared to the same period last year. This increase was primarily due to an increase in product sales of approximately $1,751,000 from higher sales volume, an increase of approximately $227,000 of TMW net revenue due to the acquisition of TMW in the first quarter of 2021 and an increase in rental revenue of approximately $41,000 compared to the same period last year.

We had approximately $3,610,000 in revenue, comprising of approximately $3,224,000 in revenue from the sales of our vehicles, approximately $227,000 in TMW net revenue and approximately $159,000 in revenue from used vehicles, rental fees, parts, delivery fees, merchandise and outside metal fabrication during the nine months ended September 30, 2021. We had approximately $1,569,000 in revenue, comprising of approximately $1,473,000 in revenue from the sales of our vehicles, $10,000 in grant revenue, and approximately $86,000 in revenue from merchandise and outside metal fabrication during the nine months ended September 30, 2020.

Cost of Goods Sold

We had approximately $11,329,000 in cost of goods sold (“COGS”), comprising approximately $5,093,000 in FUV, delivery, and other material costs from the sale of our vehicles, approximately $405,000 in warranty reserves, approximately $163,000 in TMW COGS, $475,000 from an adjustment to inventory for loss, obsolescence, purchase price variance and scrap, and approximately $5,193,000 in manufacturing, labor and overhead during the nine months ended September 30, 2021. We had approximately $4,945,000 in COGS comprising approximately $1,574,000 in FUV parts from the sale of our vehicles, approximately $70,000 in warranty reserves and approximately $15,000 in COGS from merchandise and outside metal fabrication and approximately $3,269,000 in overhead and underutilized factory capacity during the nine months ended September 30, 2020. This was offset by an approximately $15,000 reduction in COGS due to an adjustment to inventory for loss, obsolescence, purchase price variance and scrap.

Cost of goods sold increased by approximately $6,384,000 or 129%, primarily driven by an increase in FUV material costs as a result of a higher number of FUV units sold, higher payroll costs, and higher manufacturing overhead as a result of ramping up our production operations, higher warranty reserves due to increased sales and recall costs, and higher inventory losses due to obsolescence, write-downs and purchase price variance.

Operating Expenses

R&D Expenses

R&D expenses consist primarily of prototyping new variants of the 1.0 FUV platform, developing the 2.0 platform, and developing new three wheeled tilting micro mobility platforms. R&D expenses for the nine months ended September 30, 2021 and 2020 were approximately $8,257,000 and $2,047,000, respectively.

R&D expenses increased by $6,210,000 or 303% during the nine months ended September 30, 2021 as compared to the same period last year primarily due to the development of the 2.0 FUV platform that is planned for OEM volumes. The increase was driven by higher consulting services, higher payroll expenses and additional expenses incurred as a result of our TMW acquisition in the first quarter of 2021.

S&M Expenses

S&M expenses for the nine months ended September 30, 2021 and 2020 were approximately $4,538,000 and $1,004,000, respectively. The primary reasons for the increase in sales and marketing expenses during the nine months ended September 30, 2021 of approximately $3,534,000, or 352%, as compared to the prior period were increased marketing activities to ramp sales in line with planned production increases and increased costs associated with logistics and product support.

These activities reflect higher levels of marketing, road shows and costs in developing positive experiences for our customers and product support. The increased costs were primarily due to higher payroll costs as a result of additional personnel required to perform such activities.

G&A Expenses

G&A expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the nine months ended September 30, 2021 were approximately $8,072,000 as compared to approximately $4,830,000 for the same period last year, representing an increase of approximately $3,242,000, or 67%. The primary reasons for the increase in the current period were due to costs associated with the integration of TMW, increased lease expenses, increased professional fees, increased personnel costs related to new hires, and increased legal costs.

Gain on Forgiveness of PPP Loan

On May 5, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of approximately $1,069,000, referred to on the balance sheet as Note payable to bank. The loan has an interest rate of 1% and monthly payments of approximately $60,000 for 18 months beginning December 5, 2020. This loan is eligible for the limited loan forgiveness provisions of Section 1102 of the CARES Act, and the SBA Interim Final Rule dated April 2, 2020. On April 27, 2021, all of the outstanding principal and interest of approximately $1,069,000 and $10,000, respectively, were forgiven as of September 30, 2021. There was no forgiveness on the PPP loan recognized as of September 30, 2020.

Interest Expense

Interest expense for the nine months ended September 30, 2021 was approximately $151,000, as compared to $692,000 during the nine months ended September 30, 2020. The decrease in interest expense was due to the pay off of all non-equipment financing in June 2020.

Other Income

Other income increased by approximately $214,000 or 2850% for the nine months ended September 30, 2021 compared with the same period last year. This increase was primarily due to sub-lease income from one of our properties acquired in 2021 which ended in the fourth quarter of 2021.

Liquidity and Capital Resources

The Company has not achieved positive earnings and operating cash flows to enable the Company to finance its operations internally. Funding for the business to date has come primarily through the issuance of debt and equity securities. The Company may require additional funding to continue to operate in the normal course of business. Management’s belief that current cash reserves and if needed, other external sources of funding will sustain operations for more than 12 months.

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

As of September 30, 2021, we had approximately $32,978,000 in cash and cash equivalents, representing a decrease in cash and cash equivalents of approximately $6,474,000 from December 31, 2020. Our cash used from operating activities was approximately $25,354,000, which was primarily due to our net loss of approximately $24,499,000. In connection with our ATM, we issued and sold 1,853,181 shares of common stock through September 30, 2021, resulting in proceeds to the Company of approximately $33,100,000, net of offering costs. On April 19, 2021, we disbursed $11,500,000 cash for the purchase of the buildings on Chambers Ave. We anticipate that our current sources of liquidity, including cash and cash equivalents, together with our current projections of cash flow from operating activities, will provide us with more than 12 months of liquidity. The amount and timing of funds that we may raise is undetermined and could vary based on a number of factors, including our ongoing liquidity needs, our current capitalization, as well as access to current and future sources of liquidity. If circumstances arise where we have to obtain additional funds for our business needs, we will consider obtaining such funds, among other things, through the capital markets and/or refinancing our long-lived assets.

The following table summarizes the Company’s sources and uses of cash:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(25,353,778)	$(10,949,108)
Net cash used in investing activities	(16,617,195)	(1,151,027)
Net cash provided by financing activities	35,497,371	23,238,548
Net cash increase (decrease) for period	$(6,473,602)	$11,138,413

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

During the nine months ended September 30, 2021, cash used in operating activities was approximately $25,354,000, which included a net loss of approximately $24,499,000, non-cash charge related to depreciation and amortization of approximately $1,641,000, gain on forgiveness of PPP loan of $1,078,000, non-cash charge related to stock-based compensation of approximately $2,660,000, non-cash income related to income tax benefit of approximately $2,939,000,and changes in accounts receivable, inventory, prepaid inventory, other current assets, accounts payable, accrued liabilities, customer deposits, warranty reserve and deferred revenue of approximately $1,139,000.

During the nine months ended September 30, 2020, cash used in operating activities was approximately $10,949,000, which included a net loss of approximately $11,941,000, non-cash charge related to depreciation and amortization of approximately $676,000, non-cash charge related to the amortization of debt discounts of approximately $311,000, non-cash charge related to stock-based compensation of approximately $1,233,000, and accounts receivable, inventory, prepaid inventory, other current assets, accounts payable, accrued liabilities, customer deposits, warranty reserve and deferred revenue of approximately $1,227,000.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the nine months ended September 30, 2021, the Company paid approximately $14,839,000 for manufacturing equipment and fixed asset purchases, approximately $24,000 for security deposits, and $1,754,000 for cash paid for the TMW acquisition.

During the nine months ended September 30, 2020, the Company paid approximately $1,097,000, for manufacturing equipment and fixed asset purchases and approximately $54,000 for security deposits.

Cash Flows from Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was approximately $35,497,000, compared to net cash provided by financing activities of approximately $23,239,000 during the nine months ended September 30, 2020. Cash flows provided by financing activities during the nine months ended September 30, 2021 comprised of proceeds from the issuance of common stock through our registered offerings of approximately $33,113,000 (net of offering costs of approximately $1,125,000), proceeds from the exercise of warrants of approximately $1,727,000, proceeds from the exercise of options of approximately $1,456,000, proceeds from equipment notes of approximately $362,000, reduced by repayments of notes payable of approximately $667,000, and payments on capital lease obligations and equipment notes of approximately $493,000.

During the nine months ended September 30, 2020, net cash provided by financing activities was approximately $23,239,000. Cash flows provided by financing activities during the nine months ended September 30, 2020 mainly comprised of proceeds from the issuance of common stock through our S-3 offering of approximately $24,852,000 (net of offering costs of approximately $1,649,000), proceeds from the paycheck protection program loan of approximately $1,069,000, proceeds from exercise of stock options and warrants of approximately $1,672,000, reduced by payments on capital lease obligations amounting to approximately $334,000, repayment of convertible notes payable to related parties of approximately $188,000, repayment of convertible notes payable of $500,000, and repayments of notes payable of approximately $3,332,000.

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

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended September 30, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 10 to the Unaudited Condensed Financial Statements under the heading “Litigation” contained in Part I, Item 1 of this report is incorporated herein by this reference.

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1(a)	Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(a)	March 29, 2019
3.1(b)	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Arcimoto, Inc	10-K	001-38213	3.1(b)	March 29, 2019
3.2	Second Amended and Restated Bylaws of Arcimoto, Inc	1-A	024-10710	2.2	August 8, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: November 15, 2021	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Chief Financial Officer (Principal Financial Officer)