Form 10-K
period 2021-12-31
Arcimoto Inc
filed 2022-03-31
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-38213

ARCIMOTO, INC.

(Exact name of registrant as specified in its charter)

Oregon	26-1449404
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2034 West 2nd Avenue, Eugene, OR 97402

(Address of principal executive offices and zip code)

(541) 683-6293

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, no par value	FUV	The Nasdaq Stock Market LLC

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2021 (based on the closing sale price of $17.19 per share on that date), was approximately $504,598,000. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

As of March 29, 2022, there were approximately 38,225,674 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2021 annual meeting of shareholders to be held on June 17, 2022 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

ARCIMOTO, INC.

FORM 10-K

For the Annual Period Ended December 31, 2021

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements are neither statements of historical fact nor assurance of future performance and generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or similar expressions. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the SEC. Because forward-looking statements relate to the future, they are subject to known and unknown risks, uncertainties, assumptions and changes in circumstances, many of which are out of our control, and that are difficult to predict as to timing, extent, likelihood and degree of occurrence, and that could cause actual results to differ materially from the results implied or anticipated by the statements. Any forward-looking statements speak only as of the date on which they are made and, except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Items 1A - “Risk Factors” - include, but are not limited to those factors summarized in the immediately following section entitled “Summary of Principal Risk Factors.”: Such list does not contain all potential risks and uncertainties.

SUMMARY OF PRINCIPAL RISK FACTORS

Below is a summary of the principal risk factors we face. Please read it carefully and refer to the more detailed descriptions of the risk factors in Item 1A – “Risk Factors.” We face risks from:

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

Item 1. Business

Overview

Arcimoto, Inc. (the “Company”, “we”, “us”, or “our”) was incorporated in the State of Oregon on November 21, 2007. The Company’s mission is to catalyze the global shift to a sustainable transportation system. Over the past 14 years, the Company has developed technologies, platforms, and vehicles aimed squarely at rightsizing daily mobility. To date, the Company has introduced six vehicle products built on the first Arcimoto platform that target specific niches in the vehicle market: our flagship product, the Fun Utility Vehicle® (“FUV®”), for everyday consumer trips; the Deliverator® for last-mile delivery and general fleet utility; the Rapid Responder® for emergency services and security; the Cameo™ for film, sports and influencers; the Arcimoto Roadster, an unparalleled pure-electric on-road thrill machine; and the Flatbed, Arcimoto’s solution for a rightsized pickup truck. In February 2021, Arcimoto acquired Tilting Motor Works and is currently selling their TRiO motorcycle upgrade kit, which transforms a traditional two-wheeled motorcycle into a leaning three-wheeled motorcycle. In February 2022, the Company introduced a second vehicle platform prototype and the first product concept on that platform, a class 3 e-trike codenamed the Mean Lean Machine™.

FUV Production and Deployment

Number of vehicles	2021	2020	2019
Production	331	117	56
Sales	192	97	46
Deployed into fixed assets	54	19	2
Deployed into rental operations	59	0	0
Beginning finished good inventory	9	8	0
Ending finished good inventory	35	9	8

Since the onset of the COVID-19 pandemic, the Company has experienced production and supply chain challenges related to extended lead times for delivery of parts and raw materials and may continue to do so in the foreseeable future.

The Company’s primary focus is on volume production planning in order to push to sustainable profitability. On April 19, 2021, the Company purchased an approximately 220,000 square foot facility to expand production capabilities. We have submitted an application for the Federal Department of Energy’s Advanced Technology Vehicle Manufacturing Loan Program (“ATVMLP”) to secure the funds necessary to execute our growth strategy.

Platform and Technologies

Arcimoto spent its first decade developing and refining eight generations of a new three-wheeled electric vehicle platform: a light-footprint, nimble reverse-trike architecture that features a low center of gravity for stability on the road; dual-motor front-wheel drive for enhanced traction; can be parked three to a space while carrying two large adults comfortably, and is more efficient, by an order of magnitude, than today’s gas-powered cars. The Company has secured 13 utility patents on various constituent technologies and vehicle platform architectures. As announced on June 10, 2020, Arcimoto has teamed with Munro & Associates to evaluate Arcimoto’s manufacturing processes and supply chain management in order to drive down costs and begin high-volume production of Arcimoto ultra-efficient electric vehicles. This project, which is estimated to take approximately two to four years, progressed significantly in 2021, primarily due to the purchase of a new production facility, continued production ramp planning, and product architecture sourcing-selection across all major vehicle subsystems.

Products

Arcimoto’s vehicle products are based on the Arcimoto Platform, which includes the basic lower frame structure and certain key components of our vehicles. While intended to serve very different market segments, an estimated 90% of the constituent parts are the same between all products currently in production and development.

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

Cameo™

Arcimoto completed a prototype of the Cameo, an FUV equipped with a rear-facing rear seat and a modified roof built for on-road filming in September 2020. We tested the Cameo prototype in several Arcimoto videos in September 2020 and have used the Cameo to shoot all of our own driving footage since its on-roading. Development of the Cameo has been completed.

The Cameo is aimed at the film industry, as well as the growing influencer and Do-It-Yourself (“DIY”) film market. The Cameo is currently available to prospective customers as a custom-modified FUV.

Arcimoto Roadster

The Arcimoto Roadster prototype was first introduced in a video released October 30, 2020. Conceived as a pure platform fun machine, the Roadster offers a lower center of gravity, lower overall weight, and potentially improved aerodynamics. We announced the formal development of the Roadster product, in collaboration with industry partners on November 16, 2020. The first production Roadster was unveiled on July 26, 2021. Roadsters are currently available for purchase in select states on the Arcimoto website, and are available to rent from our rental locations.

Arcimoto Flatbed

The Arcimoto Flatbed prototype was introduced at the FUV & Friends Summer Showcase on July 26, 2021. Similar to the Deliverator, it eschews the rear seat, this time for a pickup-style flatbed instead of an enclosed cargo area. Arcimoto announced a collaboration with Eugene-based Sherptek, and displayed a modular, expandable flatbed that could be used for the Flatbed model.

TRiO

On January 23, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Tilting Motor Works, Inc. (“TMW”), a Washington corporation (the “Seller”), and its owner. TMW engages in the design, production, sales, and installation of a bolt on kit, named TRiO that converts a two wheeled motorcycle into a tilting three wheeled motorcycle. TMW was acquired to utilize the tilting technology in new three-wheeled micro-mobility vehicles.

The Mean Lean Machine™

Code named the Mean Lean Machine, or MLM, Arcimoto’s first concept on its new vehicle platform is intended to be a class 3 e-trike that features 200+ miles range with auxiliary batteries, carries 1 or 2 people, incorporates Arcimoto’s patented tilting technology developed by Tilting Motor Works, and a pedal generator for speed control and stationary recharge. More details will be announced in 2022 as we approach production and retail sale.

Since February 22, 2022, when Arcimoto first revealed the MLM, approximately 711 pre-orders to purchase have been received.

Customization

Opportunities exist for customization amongst all of the models. For example, we are currently exploring with a third party the installation of a small water tank and efficient water delivery system onto the Flatbed in order to create an effective firefighting first response vehicle.

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

Rental and Rideshare Model

We plan to augment this direct web purchase process with experience rental in key markets. This rental model gives prospective customers a direct experience with the physical product before purchasing. We opened our first Company-owned rental operations in San Diego, California and Eugene, Oregon in the second quarter of 2021. Additional rental vehicles are available at our franchise rental location, Arcimoto Key West in Key West, Florida, and at our rental partner in San Francisco, California. We entered into a rental partnership agreement with a hotel in Eugene, Oregon in the third quarter of 2021 to rent FUVs to hotel guests. During the fourth quarter of 2021, we entered into agreements with rental partners to rent our FUVs in Friday Harbor, Washington and Scottsdale, Arizona. During the first quarter of 2022, we have entered into various partnership rental agreements to rent our FUVs across certain major cities in Florida.

We plan to open additional Arcimoto-owned and operated rental locations in favorable markets in the future, while also further developing our model for franchise and partner rental operations, and aggressively pursuing partners for those operations.

Additionally, we are developing the technology necessary to enable rideshare on the platform. This technology takes the form of a versatile mobile application, unlocking the ability for Arcimoto or a potential partner to determine what level of human resources and interaction is necessary for a given rental location. The mobile application is currently being tested. We entered into a rideshare agreement during the second quarter of 2021 that enables us to rent our FUVs in Miami, Florida and Los Angeles, California.

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

Warranty

We provide a manufacturer’s warranty on all new and used vehicles we sell for the lesser of three years or thirty-six thousand miles. We accrue warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls when identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with our vehicles subject to operating lease accounting as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is in the current portion of warranty reserves, while the remaining balance is in warranty reserve on the balance sheets. Warranty expense is recorded as a component of cost of revenues in the statements of operations.

Facility

In October 2017, we took possession of our new factory, the Arcimoto Manufacturing Plant (“AMP”), and immediately began retrofitting the space. In December 2017, all employees relocated to the new site and we began operations there. To make the new factory usable for our purposes, we updated the building with brighter energy efficient lighting, polished the production floor to improve cleanliness, painted to increase light levels, remodeled the employee facilities and commenced installation of the manufacturing equipment. Further, we enclosed approximately 8,000 square feet of loading dock area at the AMP to create a well-organized materials space with four truck loading bays, improving inventory management.

During the fourth quarter of 2018 we remodeled a 5,700 square foot inventory warehouse located across the street from the AMP into usable office spaces and moved non-manufacturing personnel into these new offices in order to free up production space in the AMP. We also leased an approximately 4,500 square foot retail location in San Diego California to serve as a dealer location and rental center.

During the fourth quarter of 2019 we leased an approximately 10,800 square foot building with warehouse and office space approximately six blocks east of the AMP. The office space is being used by our marketing team and the warehouse space is being used by R&D and for battery module manufacturing.

During the first quarter of 2020, we leased an approximately 10,800 square foot building with warehouse and office space next to the building leased during the fourth quarter of 2019. This location is being used for service operations.

During the fourth quarter of 2020, we leased an approximately 100 square foot office in Orlando Florida to serve as a dealer location. This location will serve as the administrative hub for a few planned rental locations around the Orlando area. We expect to fully utilize this office by the second quarter of 2022.

On December 23, 2020, we entered into a purchase agreement for the properties located at 311 Chambers St. and 1480 W. 3rd Ave., Eugene, Oregon. The properties consist of an approximately 220,000 square foot warehouse space situated on approximately 10.7 acres. During the first quarter of 2021, an additional 4.1 acres and 33,000 square feet of buildings to the south commonly known as 1593 W. 5th Ave. Eugene, Oregon was added to the purchase agreement. This purchase was consummated on April 19, 2021. This space is currently used for increased production capacity.

During the first quarter of 2021, we leased an approximately 15,000 square foot facility that consists of the second floor of the office building located at 155 Blair Blvd., Eugene, Oregon and also a warehouse located at 135 Blair Blvd., Eugene, Oregon to serve as a dealer location and rental center.

During the second quarter of 2021, we entered into a lease for an executive office space in Arlington, Virginia. The space will be used by an executive for office and general use. The term of the lease is one year which began on June 1, 2021 and automatically renews each month after the first year unless two months’ notice of cancellation is given.

During the second quarter of 2021, we entered into a lease for a commercial facility located at 2110 West Second Avenue, Eugene, Oregon. The term of the lease is month to month which began on approximately May 1, 2021 and automatically renews each month unless 30 days’ notice of cancellation is given.

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

The Company has had various recalls for issues that have been discovered and are in various stages of completion. All proper protocols have been followed for reporting these recalls to NHTSA and to our customers in a timely manner.

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

Motor Vehicle Manufacturer and Dealer Regulation

As with helmet laws and driver license requirements, state laws that regulate the manufacture, distribution, and sale of motor vehicles are a patchwork nationwide. Arcimoto plans to open its own retail distribution facilities or services in select states where Arcimoto is allowed by statute to be recognized as a dealer. In all other states, including those where Arcimoto is prohibited from selling directly from within the state, we plan to consummate sales at facilities in Oregon where the customer can pick up or have a common carrier pick up the vehicle.

Arcimoto is a registered dealer in Oregon and California, with Hawaii and Florida dealer applications nearly complete. Customers who are located in Arizona, Nevada, and Florida can purchase from Arcimoto by utilizing our existing Oregon dealership.

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

Intellectual Property

Patents

Our policy is to protect our competitive position by, among other methods, filing patent applications to protect technology and improvements that we consider important to the development of our business. We have generated a number of patents and expect this portfolio to continue to grow as we actively pursue additional technological innovation. As of December 31, 2021, we have 13 issued utility patents, including five patents covering novel aspects of the vehicle architecture expiring between 2031 and 2035, three patents covering vehicle battery systems expiring between 2035 and 2038, and two patents covering Arcimoto’s novel dual-motor gearbox design expiring between 2035 and 2037. At present, Arcimoto has an additional patent application undergoing examination that relates to the overall vehicle platform.

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

Segment Information

In 2021, we operate as one reportable segment which is the design, development, manufacturing and sales of electric vehicles. Our plan in 2022 is to expand into rental operations to test its viability.

Employees

As of December 31, 2021, we had 250 full-time employees and no part-time employees. None of our employees are represented by a labor union, and we consider our current relations with our employees to be good.

Geographic Areas

We operate solely in the United States. As such, we held substantially all our assets and generated all our revenue in the United States during the fiscal year ended December 31, 2021.

Corporate Information

We were originally formed on November 21, 2007. Our principal executive offices are located at 2034 West 2nd Ave., Eugene, Oregon 97402, and our phone number is (541) 683-6293. Our website address is www.arcimoto.com. The information on, or that can be accessed through, our website is not part of this report.

Information About Our Executive Officers

The following table sets forth information concerning our executive officers as of March 31, 2022:

Name	Age	Position
Mark Frohnmayer	47	President, Chief Executive Officer and Chairman of the Board of Directors
Douglas M. Campoli	58	Chief Financial Officer and Treasurer
Terry Becker	61	Chief Operating Officer and Director
John W. Dorbin Jr.	51	General Counsel and Corporate Secretary
Jesse A. Fittipaldi	46	Chief Strategy Officer

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

Douglas M. Campoli - Chief Financial Officer and Treasurer

Douglas M. Campoli has been our Chief Financial Officer since June 2015. Prior to joining Arcimoto, he was the Founder of Strategic Financial Consulting from February 2013 to June 2015, providing financial consulting services for startup and existing businesses. From September 2012 to September 2013, Mr. Campoli was Chief Financial Officer of ManaFuel, bringing energy independence to Pacific Island Nations. From May 2007 to February 2011, he was Chief Financial Officer of GarageGames.com, Inc. From 2004 to May 2007, Mr. Campoli was Chief Financial Officer of SeQuential Biofuels, Inc. Prior to 2004, he held various financial positions at Genuity Inc. (previously GTE Internetworking), and AT&T Paradyne Corp. Mr. Campoli holds a B.S. in Business and Finance from the University of South Florida and an M.B.A. with a concentration in Finance from the University of Tampa.

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

Jesse A. Fittipaldi - Chief Strategy Officer

Jesse A. Fittipaldi joined Arcimoto in May 2015 as the company’s Business Development Lead. From 2017 to April 2020, Mr. Fittipaldi was Vice President of the Company and has been our Chief Strategy Officer since April 2020. Jesse comes from the professional engineering world where he helped facilitate project management for large institutional energy savings projects.

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

LIQUIDITY RISKS

We may not be able to obtain adequate financing to continue our operations.

The design, manufacture, sales and servicing of vehicles is a capital-intensive business. At December 31, 2021, our working capital was approximately $21,419,000, a decrease of approximately $22,170,000 from December 31, 2020. We have previously raised funds through equity investment, convertible and non-convertible notes to meet our cash needs, but there is no guarantee that we will be able to raise enough additional capital in the short term to meet our ongoing cash requirements. Our need to raise additional funds to sustain operations and reach our vehicle production goals is dependent on how quickly we can secure financing and reduce the cost of our vehicles. We may raise additional funds through the issuance of equity, equity-related, or debt securities or through obtaining credit from government or financial institutions. We cannot assure anyone that we will be able to raise additional funds when needed. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, we will/may be unable to continue operations.

We may not have an adequate number of shares of common stock authorized to enable us to complete future equity financing transactions, which may adversely affect our ability to raise the capital necessary to continue operations.

We are authorized to issue 100,000,000 shares of common stock, of which 37,643,591 shares were outstanding on December 31, 2021. At December 31, 2021, we had reserved 4,095,867 shares of common stock for issuance upon exercise of our outstanding options and warrants. In addition, at such date, we had 2,278,570 shares of our common stock reserved for future issuance under our 2018 Omnibus Stock Incentive Plan, 10,278 shares of our common stock reserved for future issuance under our 2015 Stock Incentive Plan, and one share of our common stock reserved for future issuance under our Amended and Restated 2012 Employee Stock Benefit Plan. If all of these securities were exercised, the total number of shares of our common stock that we would be required to issue would be 6,384,716, which in addition to the 37,643,591 shares outstanding, would leave 55,971,693 authorized but unissued shares of common stock.

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

Our manufacturing process could be affected by operational problems that could impair our production capability and the timeframes within which we expect to produce our vehicles. Our manufacturing facility contains high cost and sophisticated machines that are used in our manufacturing process. Disruptions or shutdowns at our facility could be caused by:

●	maintenance outages to conduct maintenance activities that cannot be performed safely during operations;

●	prolonged power failures or reductions;

●	breakdown, failure or substandard performance of any of our machines or other equipment;

●	noncompliance with, and liabilities related to, environmental requirements or permits;

●	disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;

●	pandemics, fires, floods, snow or ice storms, earthquakes, tornadoes, hurricanes, microbursts or other catastrophic disasters, national emergencies, political unrest, war or terrorist activities; or

●	other operational problems due to, among other things, the global COVID-19 pandemic.

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

Although we plan to comply with governmental safety regulations, mobile and stationary source emissions regulations, and other standards, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. In certain circumstances, courts may permit tort claims even when our vehicles comply with federal law and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards, whether related to our vehicles or business or commercial relationships, may require significant expenditures of time and other resources. Litigation also is inherently uncertain, and we could experience significant adverse results if litigation is ever brought against us. In addition, adverse publicity surrounding an allegation of a defect, regulatory violation or other matter (with or without corresponding litigation or governmental investigation) may cause significant reputational harm that could have a significant adverse effect on our sales.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The motor vehicle industry experiences significant product liability claims and we face an inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates, which could have a material adverse effect on our brand, business, prospects and operating results. Any lawsuit seeking significant monetary damages either in excess of our liability coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

Limited intellectual property protection may cause us to lose our competitive advantage and adversely affect our business.

We have been granted 13 utility patents and have an additional patent application undergoing examination that relates to the overall vehicle platform. This patent application and/or any patent applications we may file in the future may not be successful. To date, we have relied on copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect intellectual property rights to our technologies and vehicles. We typically enter into confidentiality or license agreements with employees, consultants, consumers and vendors in an effort to control access to and distribution of technology, software, documentation and other information. Policing unauthorized use of this technology is difficult and the steps taken may not prevent misappropriation of the technology. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. Such litigation could cause us to incur substantial costs and divert resources away from daily business, which in turn could materially adversely affect the business.

Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

Our future success and competitive position depend in part upon our ability to obtain or maintain certain proprietary intellectual property used in our principal products. This may be achieved, in part, by prosecuting claims against others who we believe are infringing our rights and by defending claims of intellectual property infringement brought by others. In the future, we may commence lawsuits against others if we believe they have infringed on our rights, or we may become subject to lawsuits alleging that we have infringed upon the intellectual property rights of others. For example, to the extent that we have previously incorporated third-party technology and/or know-how into certain products for which we do not have sufficient license rights, we could incur substantial litigation costs, be forced to pay substantial damages or royalties, or even be forced to cease sales in the event any owner of such technology or know-how were to challenge our subsequent sale of such products (and any progeny thereof). In addition, to the extent that we discover or have discovered third-party patents that may be applicable to products or processes in development, we may need to take steps to avoid claims of possible infringement, including obtaining non-infringement or invalidity opinions and, when necessary, re-designing or re-engineering products. However, we cannot assure you that these precautions will allow us to successfully avoid infringement claims. Our involvement in intellectual property litigation could result in significant expense to us, adversely affect the development of sales of the challenged product or intellectual property and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome in any such litigation, we may, among other things, be required to:

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

None of our key employees is bound by an employment agreement for any specific term, with the exception of our Chairman and CEO, Mr. Frohnmayer, and our Chief Tilting Officer, Robert Mighell, who was the former President of Tilting Motor Works, and we may not be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain executive officers and other key technology, sales, marketing, engineering, manufacturing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results.

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

We are dependent on our suppliers, the majority of which are single source suppliers, and the inability of these suppliers to deliver necessary components of our products in a timely manner at prices, quality levels, and volumes acceptable to us, or product end-of-life, or our inability to efficiently manage these components, could have a material adverse effect on our financial condition and operating results.

Our products contain numerous purchased parts which we source globally from multiple direct suppliers, the majority of whom are currently single source suppliers. Any significant unanticipated demand or delays with our suppliers that can be due to, among other things, the global COVID-19 pandemic, could require us to procure additional components in a short amount of time, and in the past we have also replaced certain suppliers because of their failure to provide components that met our quality control standards. There is no assurance that we will be able to secure additional or alternative sources of supply or develop our own replacements for certain highly customized components of our products. If we encounter unexpected difficulties or delays with key suppliers, and if we are unable to fill these needs from other suppliers, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our products.

There is no assurance that suppliers will ultimately be able to meet our cost, quality and volume needs. Furthermore, as the scale of our vehicle production increases, we will need to accurately forecast, purchase, warehouse and transport to our manufacturing facilities components at much higher volumes than we have experience with. If we are unable to accurately match the timing and quantities of component purchases to our actual production plans or capabilities, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may have to incur unexpected storage, transportation and write-off costs related to inventory obsolescence, which could have a material adverse effect on our financial condition and operating results.

We may be unable to accurately forecast our vehicle delivery needs, which could harm our business, financial condition and results of operations.

We currently utilize a common carrier to deliver vehicles sold to our customers. It will be important to accurately forecast vehicle delivery volumes in advance. It will/may be difficult to predict, especially months in advance, our vehicle delivery volumes and it could have a material adverse effect on our business, financial condition and results of operations.

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

Revenue to date has come mostly from the sale of Fun Utility Vehicles and Deliverators. We plan to deploy a number of vehicles into rental operations in 2022 to test the revenue generation potential.

There can be no assurance that we will be able to sustain revenues from current product offerings, nor design future models of vehicles, or develop future services that will meet the expectations of our customers, or that our future models will become commercially viable.

In addition, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. We have limited experience in simultaneously designing, testing, manufacturing and selling vehicles. To date, we have focused our business on the development of a low-cost and high efficiency vehicle and have targeted a relatively narrow consumer group. We will need to address additional markets and expand our customer demographic to further grow our business. We expanded into various states including Arizona, Florida and Nevada in 2021. Our failure to address additional market opportunities could materially harm our business, financial condition, operating results and prospects.

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

A cybersecurity breach may adversely affect the Company’s reputation, financial condition and results of operations.

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

Our vehicle cost thesis strongly benefits from purchase incentives at the state and national government levels. The existence or lack of tax incentives will affect the adoption velocity of our products in the marketplace. An inability to take advantage of tax incentives may negatively affect our revenues and consequently the Company’s financial condition and results of operations.

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

Many of the economic factors listed above, as well as commodity rates, transportation, lease and insurance costs, wage rates, changes in applicable laws and regulations, and other economic factors, also could impair our ability to successfully execute our strategies and initiatives, as well as increase our cost of goods sold and selling, general and administrative expenses, and may have other adverse consequences that we are unable to fully anticipate or control, all of which may materially decrease our sales or profitability and in turn, have an adverse impact on our financial condition and results of operations.

The recent COVID-19 pandemic has, and is expected to continue in the foreseeable future to disrupt and adversely affect our business and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 pandemic has caused and will continue to cause significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business and results of operations. The spread of COVID-19 has caused and may continue to cause illness and death resulting in quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of many states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the hospitality (including travel, hotels and lodging) and restaurant industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide.

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

We have incurred a net loss in each year since our inception, have fourteen years of operating history and have generated limited revenues since inception. Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment. Arcimoto was founded in 2007, and we have only recently started retail vehicle production and sales. Production and purchasing volumes will need to increase, driving down unit cost, and we will incur additional engineering and tooling cost, in order to reduce vehicle cost before Arcimoto will achieve profitability.

We may experience lower-than-anticipated market acceptance of our vehicles.

Although we have conducted some market research regarding our electric vehicles and accumulated thousands of pre-order reservation deposits as of December 31, 2021, many factors both within and outside our control, affect the success of new vehicles in the marketplace. At this time, it is difficult to measure consumers’ willingness to adopt electric vehicles as a mode of transportation, particularly three-wheeled electric vehicles. Offering fuel-efficient vehicles that consumers want and value can mitigate the risks of increasing price competition and declining demand, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, or other attributes) can exacerbate these risks. For example, if a new vehicle were to experience quality issues at the time of launch, the vehicle’s perceived quality could be affected even after the issues had been corrected, resulting in lower than anticipated sales volumes, market share, and profitability. Moreover, if a new vehicle is not accepted by consumers based on size, styling, or other attributes, we would experience lower than anticipated sales volumes, market share, and profitability.

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

In addition, decisions by regulators permitting us to sell vehicles may be subject to challenges by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. In similar circumstances, Tesla has prevailed in many of these lawsuits and such results reinforce our continuing belief that state laws were not designed to prevent our distribution model. In some states, there have also been regulatory and legislative efforts by vehicle dealer associations to propose bills and regulations that, if enacted, would prevent us from obtaining dealer licenses in their states given our current sales model. A few states have passed legislation that clarifies our ability to operate, but at the same time limits the number of dealer licenses we can obtain or stores that we can operate. Although Tesla and the state of Michigan have settled a lawsuit in federal court allowing Tesla to sell directly into the state, that is no guarantee of the success of similar suits.

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

As part of our developing growth strategy, we may modify our distribution channels and engage in strategic transactions with third parties to open rental locations, or open new retail, manufacturing, research or engineering facilities, expand our existing facility, add additional product lines or expand our businesses into new geographical markets. For example, we opened our first customer experience and rental location in Eugene, Oregon in October 2018. We used this location primarily as a test bed for developing rental operations. Rental operations are an untested business model for us. There is a range of risks inherent in such a strategy that could adversely affect our ability to successfully achieve these objectives, including, but not limited to, the following:

●	our inability to pay the leasing costs associated with our rental facilities in the near term;

●	the potential failure to successfully operate rental locations or integrate a rental vehicle business into our existing infrastructure;

●	an inability to attract and retain the customers, employees, suppliers and/or marketing partners of a rental business;

●	the uncertainty that we may not be able to generate, anticipate or meet consumer demand;

●	the potential disruption of our business;

●	the increased scope and complexity of our operations could require significant attention from management and impose constraints on our operations or other projects;

●	inconsistencies between our standards, procedures and policies and those of new rental facilities and costs or inefficiencies associated with the integration of our operational and administrative systems if necessary;

●	unforeseen expenses, delays or conditions, including the potential for increased regulatory compliance or other third-party approvals or consents, or provisions in contracts with third parties that could limit our flexibility to take certain actions;

●	the costs of compliance with local laws and regulations and the implementation of compliance processes, as well as the assumption of unexpected liabilities, litigation, penalties or other enforcement actions;

●	the uncertainty that new product lines will generate anticipated sales;

●	the uncertainty that new rental or retail businesses will achieve anticipated operating results;

●	our product cost reduction efforts might not be successful;

●	the difficulty of managing the operations of a larger company; and

●	the difficulty of competing for growth opportunities with companies having greater financial resources than we have.

Any one of these factors could impair our growth strategy, result in delays, increased costs or decrease in the amount of expected revenues derived from our growth strategy and could adversely impact our prospects, business, financial condition or results of operations.

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

We acquired a business during the year ended December 31, 2021, and the combination of two independent businesses is a complex, costly and time consuming process

The management of the combined company may face significant challenges in implementing such integration, many of which may be beyond the control of management; integration risks, risks in achieving anticipated cost savings, synergies, business opportunities and growth prospects.

Some of these factors will be outside of our control and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue which could materially impact our business, financial conditions and results of operations.

SPECIFIC RISKS RELATED TO OUR COMMON STOCK

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchase it.

The stock market generally, and our stock in particular, has experienced price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is new. From our Regulation A Offering on September 21, 2017 through March 26, 2022, the per share trading price of our common stock has been as high as $36.80 and as low as $0.97. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

We are currently categorized as a “smaller reporting company” and an “emerging growth company” under the U.S. federal securities laws.

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

Our shares are thinly traded on the NASDAQ Global Market and an active market may never develop.

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

The Securities Exchange Commission (“SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain our listing on the NASDAQ Global Market and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred securities in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return they may be able to achieve from an investment in our common stock.

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

We believe our internal controls over financial reporting are robust for our current stage of development. As we ramp up production, we will be developing and implementing new and more robust internal controls over financial reporting, which is time consuming, costly, and complicated. These new control policies will include the appropriate amount of overhead to allocate to cost of goods sold. If we identify material weaknesses in our internal control over financial reporting, if our management is unable to assert, when required, that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest, when required, to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

The preparation of our financial statements involves the use of estimates, judgments and assumptions, and our financial statements may be materially affected if such estimates, judgments or assumptions prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP”, typically require the use of estimates, judgments and assumptions that affect the reported amounts. Often, different estimates, judgments and assumptions could reasonably be used that would have a material effect on such financial statements, and changes in these estimates, judgments and assumptions may occur from period to period over time. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, revenue recognition, goodwill and intangible assets, valuation of equity compensation, lower of cost or net realizable value estimates related to inventory, overhead allocation, warranty reserves, determining the fair value of assets and the timing and amount of cash flows from assets. These estimates, judgments and assumptions are inherently uncertain and, if our estimates were to prove to be wrong, we would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes could harm our business, including our financial condition and results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our financial statements and our business.

We may not be able to satisfy listing requirements of the NASDAQ Global Market to maintain a listing of our common stock.

Our common stock is listed on the NASDAQ Global Market and we must meet certain financial, liquidity and governance criteria to maintain such listing. If we fail to meet any of NASDAQ Global Market’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the NASDAQ Global Market may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

Item 1B. Unresolved Staff Comments

Not applicable.

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

On October 15, 2018, we re-negotiated a lease previously entered into as a month-to-month lease during June 2018, for a 5,291 square foot commercial industrial office space located at 2175 West 2nd Ave, Eugene, Oregon. The term of the lease is 60 months which began on October 15, 2018. Rent is $4,500 per month and subject to a 3% increase per year. The space is being used for office and general use.

On October 18, 2018, we entered into a lease for a 4,491 square foot space in San Diego, California. The term of the lease is 60 months which began on November 1, 2018. Base rent is $8,982 per month. A portion of the space is being used for Arcimoto’s California dealer showroom. We may use additional space for rental and/or service operations.

As of December 31, 2021, we occupied 1,700 square feet of office area, 32,000 square feet of warehouse space and 125,000 square feet of asphalt paving and undeveloped greenfield located at 2034 West 2nd Ave, Eugene, Oregon. The original lease expiring in 2021 has been extended until 2024.

On November 18, 2020, we entered into a lease for a 106 square foot space in Orlando Florida. The term of the lease is month to month which began on December 1, 2020 and auto renews each month unless one months’ notice of cancellation is given. Total rent is approximately $2,000 per month. The space is being used for Arcimoto’s Florida dealer showroom.

On December 23, 2020, we entered into a purchase agreement for the properties located at 311 Chambers St. and 1480 W. 3rd Ave., Eugene, Oregon. The properties consist of an approximately 180,000 square foot warehouse space situated on approximately 6.6 acres. The closing of the sale was on April 19, 2021. This space will be used for increased production capacity.

On February 8, 2021, we entered into a lease for a 15,124 square foot office space on the second floor of 155 Blair Boulevard, Eugene, Oregon 97402 that will be used for office and general use and warehouse space located at 135 Blair Boulevard, Eugene, Oregon 97402 that will be used for a dealer and rental location. The term of the lease is 60 months which began on March 1, 2021. There is an option for two successive five-year extension periods. Rent is approximately $18,000 per month and subject to a 2.5% increase per year.

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

Item 3. Legal Proceedings

From time to time, we might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business. For information on our litigation matters, see Note 13 - Commitments and Contingencies to the Financial Statements beginning at page F-1 of this Annual Report on Form 10-K, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock

Arcimoto’s common stock trades on the Nasdaq Global Market under the symbol “FUV”.

Holders

As of March 28, 2022, there were approximately 38,000 holders of our common stock.

Dividends

To date, we have paid no dividends with respect to our common stock and we do not anticipate having the ability to do so for the foreseeable future.

Sales of Unregistered Securities

In 2019, 2020 and 2021, we did not sell any securities that were not registered under the Securities Act of 1933, as amended, other than those sales previously reported in a Current Report on Form 8-K.

Share Repurchases

There were no repurchases of the Company’s equity securities during 2021 and there are no plans, approved or otherwise, for additional purchases.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2021, should be read together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview and 2021 Highlights

Arcimoto’s mission is to catalyze the shift to a sustainable transportation system. Since our incorporation, we have been engaged primarily in the design, development, manufacture, sale and rental of ultra-efficient three-wheeled electric vehicles. Arcimoto’s fundamental thesis: there is a disconnect between the size and efficiency of a car (~4,000 pounds of material that can carry five to seven people) and how people use cars on a daily basis (one or two passengers driving an average of 30 miles a day with cargo). Arcimoto, Inc. (the “Company”) was incorporated in the State of Oregon on November 21, 2007.

In 2021 we produced 331 vehicles. We sold 190 new and two pre-owned vehicles. We deployed 59 vehicles into rental operations and 54 vehicles into fixed assets for marketing and other purposes. We are currently focused on increasing vehicle production and capacity, improving and developing battery technologies, expanding our rental operations, and increasing the affordability and efficiency of our vehicles.

In 2021, we recognized total revenues of approximately $4.39 million, representing a 102% increase compared to the prior year. We continue to ramp production, build new manufacturing capacity and expand our operations to enable increased deliveries and rental of our products in furtherance of revenue growth.

In 2021, our net loss attributable to common stockholders was approximately $47.56 million, representing an unfavorable change of approximately $29.44 million, compared to the prior year. We continue to focus on improving our profitability through investments in capital equipment and product design to achieve scale production capacity and the associated material volume purchasing discounts.

We ended 2021 with approximately $16.97 million in cash and cash equivalents, representing a decrease of approximately $22.48 million from the end of 2020. Our cash flows used by operating activities during 2021 was approximately $39.29 million, representing an increase of approximately $23.00 million compared to approximately $16.29 million during 2020, and capital expenditures amounted to approximately $17.36 million during 2021, compared to approximately $2.84 million during 2020. We have mainly funded our business through the sale of equity and the issuance of debt on capital equipment. We will continue investing in a number of capital-intensive projects in upcoming periods.

On January 23, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Tilting Motor Works, Inc. (“TMW”), a Washington corporation (the “Seller”), and its owner. TMW engages in the design, production, sales, and installation of a bolt on kit that converts a two wheeled motorcycle into a tilting three-wheeled motorcycle. TMW was acquired to utilize the tilting technology in new three-wheeled micro-mobility vehicles. Pursuant to the terms and conditions of the Agreement, the Company paid cash of $1,754,083 and issued 436,339 shares of Company common stock and assumed certain liabilities as consideration for substantially all of TMW’s assets.

The push to volume production continues to be our most important overarching objective, and in 2021 we made significant progress towards that goal. We took possession of our new High-Production Arcimoto Manufacturing Plant (“rAMP”) facility, and began landing new production equipment, including our new automated plastics production cell, as well as began the renovation of the facility that will become general assembly. During the first quarter of 2022 we temporarily paused production as we moved materials, quality, subassembly and the assembly line into the new facility, which we expect will achieve substantially higher unit output for the remainder of 2022 and forward. We also made substantial progress engineering and testing battery packs using the next generation cell from our supplier, offering incremental performance improvements to customers.

Currently, we are dependent on a single supplier for our battery cells. During the third quarter of 2021, we received two types of battery cells, one of which has been discontinued. In order to use these cells, our engineering team is currently developing a module that will enable the utilization of these battery cell types. Upon development, regulatory testing will be conducted for compliance with government safety standards. This development and testing will occur concurrently with the planned pause in production discussed in the paragraph above. We expect these cells to be utilized in our FUVs by the end of April 2022. Until the batteries are able to be used in our FUVs, we may have to extend the pause in production.

With limited FUV production capacity, we are focusing on pilot programs for the Deliverator and Rapid Responder®, performing value engineering and planning for volume manufacture to achieve sustainable profitability, applying to the Federal Department of Energy’s ATVMLP to finance original equipment manufacturing (“OEM”) volume production, engaging sales efforts focused on fleet deployments, building and testing our rental operations, and expanding our service network.

Management Opportunities, Challenges, Risks and 2022 Outlook

Impact of COVID-19 Pandemic

Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply. We have also previously been affected by temporary manufacturing closures, employment and compensation adjustments, and impediments to administrative activities supporting our product deliveries and deployments.

Ultimately, we cannot predict the duration of the COVID-19 pandemic. We will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements and deploy our production, workforce and other resources accordingly.

Production

Retail series production has grown from 56 in 2019, to 117 in 2020, to 331 in 2021.

We are focused on ramping our production facilities to their installed production capacities as well as increasing capacity at our new factory. Our current production continues to be affected by the industry-wide semiconductor and other component shortages, requiring additional workaround manufacturing and production design solutions to be implemented which may be difficult to sustain. Moving into the new factory started in late 2021. The next phase of production growth will depend on the lead and installation times for our new paint and battery module manufacturing lines, as well as our ability to add to our available sources of battery cell supply by developing a patent pending 2170 cell module that will have high-volume output, lower capital and production costs and longer range. Our goals are to improve vehicle performance, decrease production costs and increase affordability. However, these plans are subject to uncertainties inherent in establishing and ramping manufacturing operations, which may be exacerbated by the number of concurrent projects, any industry-wide component constraints which may increase the number of manufacturing and production design workaround solutions required, labor shortages and any future impact from events outside of our control such as the COVID-19 pandemic. Moreover, we must meet ambitious technological targets with our plans for product cost reduction as well as for iterative manufacturing and design improvements for our vehicles with the new factory.

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

Demand and Sales

The long-term success of this business is dependent upon increasing margins through greater volumes. Our cost reduction efforts are key to our vehicles’ affordability. In addition to a planned ramping of production in 2022 to three times the level achieved in 2021, we will also continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, and by expanding sales and rentals in more states. Moreover, we expect to continue to benefit from a spike in demand in the automotive industry generally, as well as ongoing electrification of the automotive sector and increasing environmental awareness.

However, we operate in a cyclical industry that is sensitive to trade, environmental and political uncertainty, all of which may also be compounded by any future global impact from the COVID-19 pandemic. Moreover, as additional competitors enter the marketplace and help bring the world closer to sustainable transportation, we will have to continue to execute well to increase our momentum.

Demand for the Retail Series Arcimoto FUV has continued to increase. As of December 31, 2021, we had 5,774 net FUV pre-orders placed with small refundable deposits or fleet order commitments, representing an increase of 1,057, or approximately 22%, from the 4,717 pre-orders as of December 31, 2020.

We consider pre-orders to be strong sales leads, and use these leads as an indicator of market demand. Pre-orders are made up of small refundable cash deposits from individual retail customers and distribution agreements or nonbinding letters of intent from commercial customers that may or may not have deposited cash. The distribution of pre-orders as of December 31, 2021, is presented in the table below:

	Retail		Commercial		Total
	Vehicles	Dollars	Vehicles	Dollars	Vehicles	Dollars
Vehicles/Deposits	4,987	$525,424	1,800	$30,000	6,787	$555,424
Refunds	(754)	(75,400)	(259)	(29,600)	(1,013)	(105,000)
Total net pre-orders	4,233	450,024	1,541	400	5,774	450,424
Less purchases	(257)	(25,800)	(3)	(300)	(260)	(26,100)
Remaining	3,976	$424,224	1,538	$100	5,514	$424,324

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

The average sales price, including custom upgrade options, for the year ended December 31, 2021 was $20,389, $2,489 or 13.9% above the starting price. We began taking $5,000 non-refundable reservations for the Fun Utility Vehicle in the first quarter of 2019 with a starting price point of $19,900. We secured non-refundable reservations for the first 100 FUVs in anticipation of initial retail production and delivery. In the last week of September 2019, we delivered the first two FUVs. In the third quarter of 2020, we began taking $2,500 non-refundable deposits for the second 100 FUV’s with a starting price point of $17,900. In total, Arcimoto produced 117 model year 2020 FUVs and delivered 96 new and one pre-owned to customers by December 31, 2020. An additional 192 model year 2020 and 2021 FUVs were delivered to customers during the year ended December 31, 2021.

Arcimoto’s test of the Rapid Responder® in a pilot program with the City of Eugene, the Eugene-Springfield Fire Department (“ESFD”) was completed on March 31, 2021, and ESFD has provided us with valuable feedback for future product development and marketing. We are evaluating upfitters and defining the process for installation of new accessories such as lights and sirens and we released pricing and availability for the Rapid Responder® in the first quarter of 2021.

We have several ongoing Deliverator pilot programs with individuals, municipalities, and corporate fleets. We have completed the first phase of tool-up for manufacture and production of the Deliverator, and we continued to build Deliverators in low volume through the remainder of 2021, with the intent to deliver them to new pilot programs.

On February 4, 2021, the Company closed and completed a Purchase Agreement (the “Agreement”) for the business of Tilting Motor Works, Inc. (“TMW”), including technology patents for tilting three wheeled vehicles and the TRiO motorcycle accessory product line. The TRiO is a bolt-on front end kit that converts a two wheeled motorcycle to a three wheeled tilting reverse trike. The Company believes the TRiO product line will continue to flourish under Arcimoto, as we are able to bring considerable marketing and manufacturing efforts to bear, and the underlying technology will be beneficial to future Arcimoto products. Authorized dealers/installers of the TRiO products are potential partners for providing product support services to FUV owners in certain areas. Arcimoto delivered 19 TRiO kits, generating $261,808 in net revenue with a 32.0% gross margin during the period from February 4, 2021 to December 31, 2021. The Company completed the relocation of TMW to its Eugene, Oregon campus in the second quarter of 2021.

Trends in Cash Flow and Capital Expenditures

Our capital expenditures are typically difficult to project beyond the short term given the number and breadth of our core projects at any given time and may further be impacted by uncertainties in future market conditions. We are simultaneously ramping new products in the Deliverator and Roadster, micro mobility, ramping manufacturing facilities in the new 10-acre campus and piloting the development and manufacture of new battery module technologies, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. Owing and subject to the foregoing as well as the pipeline of announced projects under development and all other continuing infrastructure growth, we currently expect our capital expenditures to be between $35,000,000 to $40,000,000 in 2022 and each of the next two fiscal years.

Our business has been consistently generating negative cash flow from operations, some of this is offset with better working capital management resulting in shorter days sales outstanding than days payable outstanding. We are also likely to see heightened levels of capital expenditures during certain periods depending on the specific pace of our capital-intensive projects and rising material prices and increasing supply chain and labor expenses resulting from changes in global trade conditions and labor availability associated with the COVID-19 pandemic. Moreover, while our stock price was significantly elevated during parts of 2021, we saw higher levels of exercise of investor warrants and options from employee equity plans, which obligates us to deliver shares pursuant to the terms of those derivatives. Overall, we expect our ability to be self-funding to be achieved as we approach a sales volume of approximately 7,500 vehicles per year and as long as macroeconomic factors support growth in our sales, and engineering cost reductions and volume pricing improve materials cost.

Operating Expense Trends

Operating expenses increased by approximately 243%, or $27,538,000, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. Operating expenses for 2021, which included a non-cash charge for goodwill impairment, increased primarily due to increased research and development activities, increased hiring within the sales and marketing functions as a result of enhanced marketing initiatives and increased payroll costs with our administrative functions to support our growth. The number of employees increased by approximately 88%, from 133 as of December 31, 2020 to 250 employees as of December 31, 2021. The increase in staff was needed to support the growth and expansion of our business.

As long as we see expanding sales, and excluding the impairment charges on certain assets as explained below, we generally expect operating expenses relative to revenues to decrease as we continue to increase operational efficiency and process automation. We expect operating expenses to grow in 2022 as we are expanding our rental operations and ramp up production.

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

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe are reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. See Note 2 – Summary of Significant Accounting Policies.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, the collectability of accounts receivable, inventory valuation, fair value of long-lived assets, goodwill, warranty reserves, and fair value of financial instruments could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

Vehicle sales revenue include revenue related to deliveries of new and pre-owned vehicles. We recognize revenue on vehicle sales upon delivery to the customer, which is when the control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business. Amounts billed to customers related to shipping and handling are classified as vehicle sales revenue, and we have elected to recognize the cost for freight and shipping when control over vehicles, parts or accessories have transferred to the customer as an expense in the cost of vehicle sales revenue. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

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

Business Combination

We allocate the fair value of the consideration transferred to the assets acquired and liabilities assumed, including trade name, proprietary technology, and customer relationships based on their estimated fair values at the acquisition date. Any residual purchase price is recorded as goodwill. The purchase price allocation requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to intangible assets.

Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired company and are inherently uncertain. Examples of critical estimates used in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

●	future expected cash flows from sales, and acquired developed technologies;

●	the acquired company’s trade name and customer relationships as well as assumptions about the period of time the acquired trade name and customer relationships will continue to be used in our products; and

●	discount rates used to determine the present value of estimated future cash flows.

These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such estimates, and, if such events occur, we may be required to recognize a loss in the statement of operations due to an overestimation of the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.

Goodwill

We test goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.

We calculate the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, we use internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, we use internal analyses based primarily on market comparables. We base these assumptions on our historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

Warranties

We provide a manufacturer’s warranty on all new vehicles we sell for the lesser of three years or thirty-six thousand miles. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls when identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with our vehicles subject to operating lease as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is in the current portion of warranty reserve, while the remaining balance is in warranty reserve on the balance sheets. Warranty expense is recorded as a component of cost of revenues in the statements of operations.

Stock-Based Compensation

We use the fair value method of accounting for our stock options and restricted stock units (“RSUs”) granted to employees and directors to measure the cost of employee services received in exchange for the stock-based awards. The fair value of stock option awards with only service and/or performance conditions is estimated on the grant or offering date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. These inputs are subjective and generally require significant judgment. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally three years for stock options and on issuance for RSUs as these are issued at the end of each quarter for that quarter’s service. Stock-based compensation expense is recognized on a straight-line basis, net of actual forfeitures in the period.

For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable.

As we accumulate additional employee stock-based award data over time and as we incorporate market data related to our common stock, we may calculate significantly different volatilities and expected lives, which could materially impact the valuation of our stock-based awards and the stock-based compensation expense that we will recognize in future periods. Stock-based compensation expense is recorded in cost of revenues, research and development expense and selling, general and administrative expense in the statements of operations.

Income Taxes

We are subject to taxes in the U.S. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. is actively considering changes in this regard. As of December 31, 2021, we had recorded a full valuation allowance on our net U.S. deferred tax assets because we expect that it is more likely than not that our U.S. deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Results of Operations

Year ended December 31, 2021 versus year ended December 31, 2020

The following table summarizes the Company’s results of operations:

	Years Ended December 31,		Change
	2021	2020	Dollars	Percentage
Revenue	$4,386,222	$2,176,293	$2,209,929	102%
Cost of goods sold	17,148,948	8,250,956	8,897,992	108%
Gross loss	(12,762,726)	(6,074,663)	(6,688,063)	110%

Operating expenses:
Research and development	12,106,489	3,011,024	9,095,465	302%
Sales and marketing	6,999,999	2,238,890	4,761,109	213%
General and administrative	12,948,147	6,091,306	6,856,841	113%
Loss on impairment of goodwill	6,824,209	—	6,824,209	—%
Total operating expenses	38,878,844	11,341,220	27,537,624	243%

Loss from operations	(51,641,570)	(17,415,883)	(34,225,687)	197%

Other (income) expense:
Gain on forgiveness of PPP loan	(1,078,482)	—	(1,078,482)	—%
Interest expense	216,473	721,466	(504,993)	(70)%
Other income	(281,755)	(16,451)	(265,304)	1,613%
Foreign exchange gain	—	(409)	409	(100)%
Total other (income) expense:	(1,143,764)	704,606	(1,848,370)	262%

Loss before income tax benefit	(50,497,806)	(18,120,489)	(32,377,317)	179%

Income tax benefit	2,934,055	—	2,934,055	—%

Net loss	$(47,563,751)	$(18,120,489)	$(29,443,262)	162%

Revenues

Total revenue increased approximately $2,210,000 or 102% for the year ended December 31, 2021, compared to the same period last year. This increase was primarily due to an increase in product sales of approximately $1,914,000 from higher sales volume, an increase of approximately $262,000 of TMW revenue due to the acquisition of TMW in the first quarter of 2021, an increase in rental revenue of approximately $39,000 compared to the same period last year, approximately a $32,000 increase in service and merchandise revenues, partially offset by other revenue of approximately $27,000 and grant revenue of approximately $10,000 recorded in 2020 that was not recurring in 2021.

We had approximately $4,386,000 in revenue, comprising of approximately $3,993,000 in net revenue from the sales of our vehicles, approximately $262,000 in TMW net revenue, approximately $76,000 in net rental revenue, approximately $30,000 in service revenue and approximately $25,000 in net revenue from merchandise and other revenue for the year ended December 31, 2021.

Cost of Goods Sold

Cost of goods sold increased by approximately $8,898,000 or 108%, primarily driven by an increase in FUV material costs due to a higher number of FUV units sold, higher payroll costs, and higher manufacturing overhead as a result of ramping up our production operations and higher warranty reserves due to increased sales and recall costs.

We had approximately $17,149,000 in cost of goods sold (“COGS”), comprising approximately $4,027,000 for FUV material and freight costs from the sale of our vehicles, approximately $959,000 in warranty costs, approximately $178,000 in TMW COGS, approximately $1,050,000 from adjustments to inventory for unrecoverable excess costs and purchase price variance as well as loss and scrap, and approximately $10,935,000 in manufacturing labor and overhead for the year ended December 31, 2021.

Operating Expenses

Research and Development (“R&D”) Expenses

R&D expenses increased by approximately $9,095,000 or 302% for the year ended December 31, 2021 as compared to the same period last year primarily due to the development of the 1.X FUV platform that is planned for Original Equipment Manufacturer (“OEM”) volumes. The increase was driven by higher consulting services, higher payroll expenses and additional expenses incurred as a result of our TMW acquisition in the first quarter of 2021.

R&D expenses consist primarily of prototyping new variants of the 1.0 FUV platform, developing the 2.0 platform, and developing new three wheeled tilting micro mobility platforms.

Sales and Marketing (“S&M”) Expenses

S&M expenses for the year ended December 31, 2021 were approximately $7,000,000, reflecting an increase of approximately $4,761,000, or 213%, as compared to the same period last year. The primary reasons for the increase in S&M expenses in 2021 as compared to the prior period was primarily due to increased costs related to logistics and product support resulting from the expansion of the sales department.

These activities reflect higher levels of marketing, road shows and costs in developing positive experiences for our customers and product support. The increased costs were primarily due to higher payroll costs as a result of additional personnel required to perform such activities.

General and Administrative (“G&A”) Expenses

G&A expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the year ended December 31, 2021 were approximately $12,948,000 as compared to approximately $6,091,000 for the year ended December 31, 2020, representing an increase of approximately $6,857,000, or 113%. The primary reasons for the increase in the current period was due to costs associated with the integration of TMW, increased lease expenses, increased professional fees, increased personnel costs related to new hires to support our growing operations, and increased legal costs.

Impairment of goodwill

During the fourth quarter of 2021, we concluded, upon a qualitative assessment of the relevant economic factors, that it would be more likely than not that the fair values of our TMW reporting unit was less than the carrying amount. As a result, we proceeded to conduct a quantitative analysis of estimating the reporting unit’s fair value by using a weighted average of both an income approach and a market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rate and comparable multiples from market participants in our industry. These approaches also require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our related business.

These approaches resulted in the conclusion that the fair value of the TMW reporting unit was less than the reporting unit’s carrying value. This was primarily due to, among other things, the unexpected continuation of the COVID-19 pandemic which caused further and unexpected disruptions within our supply chain, a re-tooling of our TRiO product line which delayed production, and a change in strategy toward electric tricycles that required us to change our forecasted net cash flows and the timing of these cash flows as we enter into new markets. Therefore, we recorded a non-cash impairment charge of $6,824,000 in our Statement of Operation for the year ended December 31, 2021.

Gain on Forgiveness of PPP Loan

On May 5, 2020, we received a Paycheck Protection Program (“PPP”) loan in the amount of approximately $1,069,000, referred to on the balance sheet as Note payable to bank. The loan has an interest rate of 1% and monthly payments of approximately $60,000 for 18 months beginning December 5, 2020. This loan is eligible for the limited loan forgiveness provisions of Section 1102 of the CARES Act, and the SBA Interim Final Rule dated April 2, 2020. On April 27, 2021, all of the outstanding principal and interest of approximately $1,069,000 and $10,000, respectively, were forgiven.

Interest Expense

Interest expense for the year ended December 31, 2021 was approximately $216,000, as compared to approximately $721,000 during the year ended December 31, 2020. The decrease in interest expense was due to the payoff of all non-equipment debt financing in June 2020.

Liquidity and Capital Resources

We have has not achieved positive earnings and operating cash flows to enable us to finance its operations internally. Funding for the business to date has come primarily through the issuance of debt and equity securities. We will require additional funding to continue to operate in the normal course of business. Management believes that current cash reserves and if needed, other external sources of funding will sustain operations for more than 12 months.

Although our objective is to increase our revenues from the sale of our products to sufficiently generate positive operating and cash flow levels, there can be no assurance that we will be successful in this regard. We may need to raise additional capital in order to fund our operations, which if needed, we intend to obtain through debt and/or equity offerings. Funds on hand and any follow-on capital, will be used to invest in our business to expand sales and marketing efforts, including Company-owned and franchise-rental operations and the systems to support them, enhance our current product lines by continuing research and development to enhance and reduce the cost of the FUV and to bring future variants to retail production, continue to build out and optimize our production facility, debt repayment, and fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies.

As of December 31, 2021, we had approximately $16,971,000 in cash and cash equivalents, representing a decrease in cash and cash equivalents of approximately $22,480,000 from December 31, 2020. Our cash used from operating activities was approximately $39,291,000, which was primarily due to our net loss of approximately $47,564,000.

On January 25, 2021, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”) under which we may offer and sell shares of our common stock in connection with its at-the-market (“ATM”) offering in an aggregate amount of up to $80,000,000 from time to time through Canaccord, acting exclusively as our sales agent (the “Offering”). In connection with our ATM, we issued and sold 1,853,181 shares of common stock through December 31, 2021, resulting in proceeds to the Company totaling approximately $33,106,000, net of offering costs. On April 19, 2021, we disbursed $11,500,000 cash for the purchase of the buildings on Chambers Ave.

On January 14, 2022 we replaced the January 25, 2021 Equity Distribution Agreement and entered into a new Equity Distribution Agreement (the “Sales Agreement”) with Canaccord, pursuant to which the Company may offer and sell, from time to time, through or to the Agent, as sales agent up to $100,000,000 of our common stock. We intend to use the net proceeds of the Sales Agreement primarily for working capital and general corporate purposes.

We anticipate that our current sources of liquidity, including cash and cash equivalents, together with the Sales Agreement, will provide us with more than 12 months of liquidity. The amount and timing of funds that we may raise is undetermined and could vary based on a number of factors, including our ongoing liquidity needs, our current capitalization, as well as access to current and future sources of liquidity. If circumstances arise where we have to obtain additional funds for our business needs, we will consider obtaining such funds, among other things, through the capital markets and/or refinancing our long-lived assets.

The following table summarizes our sources and uses of cash:

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(39,291,481)	$(16,293,511)
Net cash used in investing activities	(19,125,829)	(2,902,787)
Net cash provided by financing activities	35,937,229	52,815,210
Net cash (decrease) increase for period	$(22,480,081)	$33,618,912

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

During the year ended December 31, 2021, cash used in operating activities was approximately $39,291,000, which included a net loss of approximately $47,564,000, non-cash charge related to depreciation and amortization of approximately $2,348,000, gain on forgiveness of Payment Protection Program loan totaling approximately $1,078,000 (including accrued interest), non-cash charge related to stock-based compensation of approximately $3,628,000, an approximately $6,824,000 charge related to goodwill impairment in conjunction with the TMW acquisition, a deferred tax credit of approximately $2,939,000 recorded that was the result of a release in valuation allowance from the acquisition, and changes in accounts receivable, inventory, prepaid inventory, other current assets, accounts payable, accrued liabilities, customer deposits, warranty reserve, deferred revenue, and deferred rent of approximately $510,000, of which approximately $2,410,000 relates to inventory.

During the year ended December 31, 2020, cash used in operating activities was approximately $16,294,000, which included a net loss of approximately $18,120,000, non-cash charge related to depreciation and amortization of approximately $930,000, non-cash charge related to the amortization of debt discounts of approximately $311,000, non-cash charge related to stock-based compensation of approximately $1,917,000, and changes in accounts receivable, inventory, prepaid inventory, other current assets, accounts payable, accrued liabilities, customer deposits, warranty accrual and deferred revenue of approximately $1,330,000.

Cash Flows from Investing Activities

Cash flows used in investing activities for the year ended December 31, 2021, relates to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the year ended December 31, 2021, we paid approximately $17,356,000 for manufacturing equipment and fixed asset purchases, and approximately $16,000 for security deposits. We also acquired TMW through a combination of cash paid of approximately $1,754,000 and non-cash common stock issuance of approximately $13,038,000.

During the year ended December 31, 2020, we paid approximately $2,843,000 for manufacturing equipment and fixed asset purchases and approximately $60,000 for security deposits.

Cash Flows from Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was approximately $35,937,000, compared to approximately $52,815,000 during the year ended December 31, 2020. Cash flows provided by financing activities during the year ended December 31, 2021 comprised of proceeds from the issuance of common stock through our registered offerings of approximately $34,238,000, offering costs of approximately $1,132,000, proceeds from the exercise of stock options of approximately $1,707,000, payments on capital lease obligations amounting to approximately $385,000, proceeds from equipment notes of approximately $366,000, repayments of notes payable of approximately $282,000, payments of deferred offering costs of approximately $24,000 and proceeds from the exercise of warrants of approximately $1,728,000.

During the year ended December 31, 2020 net cash provided by financing activities was approximately $52,815,000. Cash flows provided by financing activities during the year ended December 31, 2020 comprised of proceeds from the issuance of our common stock of approximately $56,751,000, offering costs of approximately $3,804,000, proceeds from note payable to bank of approximately $1,069,000, proceeds from the exercise of stock options of approximately $70,000, repayments of approximately $188,000 on convertible notes payable to related parties, repayments of convertible notes payable of approximately $500,000, repayments of notes payable of approximately $3,000,000, proceeds from the exercise of warrants of approximately $1,660,000, payments on capital lease obligations of approximately $227,000, and approximately $1,220,000 in proceeds from equipment notes payable.

Non-Cash Investing and Financing Activities

During the year ended December 31, 2021, approximately $13,038,000 in shares of our common stock were issued as part of the purchase price of acquiring TMW, approximately $221,000 in stock was issued for payment of accounts payable, approximately $1,250,000 of notes payable was incurred for the purchase of property, plant, and equipment, approximately $593,000 in insurance expense was financed, and approximately $669,000 of equipment purchases were financed through capital leases.

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

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended December 31, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the financial statements. As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on the assessment, management determined that there were no material weaknesses in the Company’s internal control over financial reporting and that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

Dbbmckennon, the Company’s independent registered public accounting firm, audited the financial statements of the Company included in this Report. Their report is included at page F-2 of this Report. This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting due to the Company’s status as an “emerging growth company” and the fact that it is neither an “accelerated filer” or “large accelerated filer” under rules of the Securities and Exchange Commission.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Proposal One - Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2021 Annual Meeting of Stockholders currently scheduled to be held on June 17, 2022 (the “Proxy Statement”)

The information required by this item regarding our compliance with Section 16 of the Exchange Act of 1934, as amended, if any, will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in our 2022 Proxy Statement and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

ARCIMOTO, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Arcimoto, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arcimoto, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
March 31, 2022

ARCIMOTO, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$16,971,320	$39,451,401
Accounts receivable, net	127,860	17,117
Inventory	7,856,105	5,104,068
Prepaid inventory	2,637,688	1,029,617
Other current assets	2,440,322	900,827
Total current assets	30,033,295	46,503,030

Property and equipment, net	24,338,907	6,645,230
Intangible assets, net	9,885,680	—
Deferred offering costs	24,000	—
Security deposits	117,468	101,688
Total assets	$64,399,350	$53,249,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$2,016,283	$205,133
Accrued liabilities	2,352,034	431,166
Customer deposits	817,137	605,532
Current portion of capital lease obligations	352,294	246,524
Notes payable	2,039,367	478,928
Current portion of warranty reserve	331,485	161,607
Current portion of deferred revenue	111,166	127,219
Current portion of equipment financing notes payable	493,160	237,069
Current portion of note payable to bank	—	421,076
Deferred rent	101,550	—
Total current liabilities	8,614,476	2,914,254

Capital lease obligations, net of current portion	712,511	534,624
Warranty reserve	330,015	66,500
Long-term deferred revenue	9,000	50,000
Equipment financing notes payable, net of current portion	1,185,060	1,352,930
Note payable to bank, net of current portion	—	647,610
Total long-term liabilities	2,236,586	2,651,664

Total liabilities	10,851,062	5,565,918

Commitments and contingencies (Note 13)

Stockholders’ equity:
Series A-1 Preferred Stock, no par value, 1,500,000 authorized; none issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class C Preferred Stock, no par value, 2,000,000 authorized; none issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Preferred Stock, no par value, 1,500,000 authorized, none issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common Stock, no par value, 100,000,000 and 60,000,000 shares authorized; 37,643,591 and 34,187,555 shares issued and outstanding as of December 31, 2021 and 2020, respectively	150,502,566	100,236,178
Additional paid-in capital	7,038,124	3,876,503
Accumulated deficit	(103,992,402)	(56,428,651)
Total stockholders’ equity	53,548,288	47,684,030

Total liabilities and stockholders’ equity	$64,399,350	$53,249,948

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	2021	2020

Revenue	$4,386,222	$2,176,293
Cost of goods sold	17,148,948	8,250,956
Gross loss	(12,762,726)	(6,074,663)

Operating expenses:
Research and development	12,106,489	3,011,024
Sales and marketing	6,999,999	2,238,890
General and administrative	12,948,147	6,091,306
Loss on impairment of goodwill	6,824,209	—
Total operating expenses	38,878,844	11,341,220

Loss from operations	(51,641,570)	(17,415,883)

Other (income) expense:
Gain on forgiveness of PPP loan	(1,078,482)	—
Interest expense	216,473	721,466
Other income	(281,755)	(16,451)
Foreign exchange gain	—	(409)
Total other (income) expense	(1,143,764)	704,606

Loss before income tax benefit	(50,497,806)	(18,120,489)

Income tax benefit	2,934,055	—

Net loss	$(47,563,751)	$(18,120,489)

Weighted average common shares - basic and diluted	36,703,703	28,574,729
Net loss per common share - basic and diluted	$(1.30)	$(0.63)

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Series A-1 Preferred Stock		Class C Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2019	—	$—	—	$—	24,436,389	$43,573,529	$2,344,751	$(38,308,162)	$7,610,118
Issuance of common stock for settlement of payable	—	—	—	—	60,591	181,329	—	—	181,329
Issuance of common stock for cash at $3.00 per share on June 11, 2020, net of offering costs of $497,880	—	—	—	—	2,666,667	7,502,121	—	—	7,502,121
Issuance of common stock for cash at $5.00 per share on June 30, 2020, net of offering costs of $528,997	—	—	—	—	1,700,000	7,971,003	—	—	7,971,003
Issuance of common stock for cash at $7.30 per share on July 9, 2020, net of offering costs of $622,413	—	—	—	—	1,370,000	9,378,587	—	—	9,378,587
Issuance of common stock for cash at $13.25 per share on November 23, 2020, net of offering costs of $892,037	—	—	—	—	1,132,075	14,107,957	—	—	14,107,957
Issuance of common stock for cash at $15.25 per share on November 25, 2020, net of offering costs of $1,262,737	—	—	—	—	1,000,000	13,987,263	—	—	13,987,263
Issuance of common stock under convertible notes	—	—	—	—	333,924	1,419,177	—	—	1,419,177
Issuance of common stock to satisfy director award	—	—	—	—	5,546	8,929	(8,929)	—	—
Exercise of warrants	—	—	—	—	491,428	1,773,352	(113,354)	—	1,659,998
Exercise of stock options	—	—	—	—	17,272	222,755	(152,561)	—	70,194
Warrants exercised - cashless	—	—	—	—	813,319	3,960	(3,960)	—	—
Stock options exercised - cashless	—	—	—	—	160,344	106,216	(106,216)	—	—
Stock-based compensation	—	—	—	—	—	—	1,916,772	—	1,916,772
Net loss	—	—	—	—	—	—	—	(18,120,489)	(18,120,489)
Balance at December 31, 2020	—	$—	—	$—	34,187,555	$100,236,178	$3,876,503	$(56,428,651)	$47,684,030
Issuance of common stock for accounts payable	—	—	—	—	17,421	221,105	—	—	221,105
Issuance of common stock at prices from $12.36 to $32.87 per share, net of offering costs of $1,131,781	—	—	—	—	1,853,181	33,106,179	—	—	33,106,179
Issuance of common stock for the acquisition of TMW	—	—	—	—	436,339	13,038,355	—	—	13,038,355
Exercise of warrants	—	—	—	—	626,429	1,786,397	(58,895)	—	1,727,502
Exercise of stock options	—	—	—	—	522,666	2,114,352	(407,556)	—	1,706,796
Stock-based compensation	—	—	—	—	—	—	3,628,072	—	3,628,072
Net loss	—	—	—	—	—	—	—	(47,563,751)	(47,563,751)
Balance at December 31, 2021	—	$—	—	$—	37,643,591	$150,502,566	$7,038,124	$(103,992,402)	$53,548,288

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
OPERATING ACTIVITIES
Net loss	$(47,563,751)	$(18,120,489)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,347,920	930,401
Amortization of debt discount	—	310,508
Gain on forgiveness of PPP loan	(1,078,482)	—
Stock-based compensation	3,628,072	1,916,772
Loss on impairment of goodwill	6,824,209	—
Deferred income tax benefit	(2,938,848)	—
Gain on foreign exchange transaction	—	(409)
Changes in operating assets and liabilities
Accounts receivable	(110,743)	227,333
Inventory	(2,409,643)	(1,369,171)
Prepaid inventory	(1,608,071)	165,078
Other current assets	(942,809)	(89,258)
Accounts payable	2,032,255	46,627
Accrued liabilities	1,930,664	(276,563)
Customer deposits	119,856	(187,992)
Warranty reserve	433,393	93,107
Deferred revenue	(57,053)	60,545
Deferred rent	101,550	—
Net cash used in operating activities	(39,291,481)	(16,293,511)

INVESTING ACTIVITIES
Purchase of property and equipment	(17,355,966)	(2,843,087)
Security deposits	(15,780)	(59,700)
Cash paid for acquisition of Tilting Motor Works	(1,754,083)	—
Net cash used in investing activities	(19,125,829)	(2,902,787)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	34,237,960	56,750,995
Payment of offering costs	(1,131,781)	(3,804,064)
Proceeds from note payable to bank	—	1,068,686
Proceeds from the exercise of stock options	1,706,796	70,194
Payment on capital lease obligations	(385,305)	(226,760)
Proceeds from equipment notes	365,754	1,219,562
Repayment of equipment notes	(277,533)	(235,322)
Repayment of convertible notes payable to related parties	—	(188,079)
Repayment of notes payable	(282,164)	(3,000,000)
Repayment of convertible notes payable	—	(500,000)
Payment of deferred offering costs	(24,000)	—
Proceeds from the exercise of warrants	1,727,502	1,659,998
Net cash provided by financing activities	35,937,229	52,815,210

Net cash and cash equivalents (decrease)/ increase for year	(22,480,081)	33,618,912
Cash and cash equivalents at beginning of year	39,451,401	5,832,489
Cash and cash equivalents at end of year	$16,971,320	$39,451,401

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest	$230,897	$148,465
Cash paid during the year for income taxes	$4,793	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for Tilting Motor Works acquisition	$13,038,355	$—
Issuance of common stock for settlement of accounts payable	$221,105	$181,329
Notes payable issued for purchase of property and equipment	$1,250,000	$—
Insurance finance agreement	$592,603	$146,490
Notes payable and accrued interest converted to common stock	$—	$1,419,177
Equipment acquired through capital leases	$668,962	$—

See accompanying notes to financial statements.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

Arcimoto, Inc. (the “Company”) was incorporated in the State of Oregon on November 21, 2007. The Company’s mission is to catalyze the global shift to a sustainable transportation system. Over the past 14 years, the Company has developed a new vehicle platform designed around the needs of everyday drivers. Having approximately one-third the weight and one-third of the footprint of the average car, the Arcimoto platform’s purpose is to bring the joy of ultra-efficient, pure electric driving to the masses. To date, the Company has introduced five vehicle products built on this platform that target specific niches in the vehicle market: its flagship product, the Fun Utility Vehicle® (“FUV®”), for everyday consumer trips; the Deliverator® for last-mile delivery and general fleet utility; the Rapid Responder™ for emergency services and security; the Cameo™ for film, sports and influencers; and the Arcimoto Roadster, an unparalleled pure-electric on-road thrill machine.

Risks and Uncertainties

In the future, the Company may not have the capital resources necessary to further the development of existing and/or new products.

The Company’s current cost structure, along with other factors including market penetration in the states the Company is currently doing business, does not allow it to achieve profitability. Although the Company is constantly trying to improve its cost structure and market penetration, the Company may not succeed to the point where it can achieve profitability consistently. Also, Arcimoto may not be able to reduce costs to the level necessary to unlock the market potential for its products.

In the event that a supplier discontinues a part that is integral to the Company’s production, it may incur additional engineering costs to use the next generation part. Currently, the Company is dependent on a single supplier for its battery cells. During the third quarter of 2021, the Company received two types of battery cells, one of which has been discontinued. In order to use these cells, the Company’s engineering team is currently developing a module that will enable the utilization of these battery cell types. Upon development, regulatory testing will be conducted in order to comply with government safety standards. The Company expects these cells to be utilized in its FUVs by the end of April 2022. Until the batteries are able to be used in its FUVs, the Company may have to temporarily cease production of its FUVs sometime in the first and second quarters of 2022 due to the shortage of new battery cells.

The Company may, from time to time, be subject to recalls due to, among other things, software glitches and/or faulty parts which may require it to provide additional warranties to its customers. These additional warranties may have a negative impact on its financial resources, which may in turn, negatively impact its financial results.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception and management expects losses to continue for the foreseeable future. On January 14, 2022 the Company entered into an agreement with Canaccord Genuity LLC to raise the at-the-market (“ATM”) offering amount to $100,000,000. The Company had approximately $7,204,000 in cash as of March 30, 2022, which, along with its standing ability to generate additional funds through its ATM offering of up to approximately $100,000,000, is in excess of expected cash needed for the next twelve months. In the event that additional funding is needed to sustain the business, the Company anticipates being able to obtain such funds through the capital markets and/or by re-financing its long-lived assets as well as initiating certain cost cutting measures across the Company.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

Basis of Presentation

The accounting and reporting policies of the Company conform with generally accepted accounting principles in the United States (“GAAP”).

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation and had no effect on the Company’s net loss, stockholders’ equity or cash flows.

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

Fair Value Measurements

The Company’s financial instruments consist primarily of cash, debt, and capital lease obligations. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments. As of December 31, 2021 and 2020, the Company did not have any level 2 or level 3 instruments measured at fair value on a recurring basis.

Business Combinations

The Company accounts for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the acquired assets and liabilities and results of operations are included in the financial statements beginning at the acquisition date. See Note 3 - TMW Acquisition for additional information related to the Company’s acquisition that concluded in the first quarter of 2021.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2021 and 2020, the Company held its balance of cash and cash equivalents in financial institutions, which, at times, exceeded the federally insured limits.

Accounts Receivable

Accounts receivable are reported net of allowance for probable losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a reserve allowance. As of December 31, 2021, and 2020, the Company had accounts receivable of $127,860 and $17,117, respectively, net of a reserve allowance of $2,500 and $0 as of December 31, 2021 and 2020, respectively.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”)) or net realizable value. Inventories consist mainly of purchased electric motors, electrical storage and transmission equipment, and component parts.

	December 31, 2021	December 31, 2020
Raw materials	$7,089,033	$4,667,780
Work in progress	70,243	65,210
Finished goods	696,829	371,078
Total	$7,856,105	$5,104,068

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

The Company is required to remit partial prepayments for some purchases of its inventories acquired from overseas vendors which are included in prepaid inventory. The Company is currently selling vehicles below the base cost of a finished unit. Accordingly, the Company expensed all labor and overhead as period costs and recorded an allowance to reduce inventories to net realizable value of approximately $826,000 and $550,000 as of December 31, 2021 and 2020, respectively.

During the third quarter of 2021, the Company prepaid $720,000 for a certain type of battery cell that was intended to be used in production. It was discovered that such battery cells cannot be utilized without incurring additional significant costs to develop a new battery module in its production process in order to accommodate these battery cells that had a different set of specifications than the ones currently in use. As a result, the Company recorded a $115,000 charge to cost of goods sold based on management’s estimates of the costs required to bring the batteries to the required standards.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Land is not depreciated.

The estimated useful lives for significant property and equipment categories are as follows:

Computer Equipment and Software	1 - 3 years
FUV Fleet and FUV Rental Fleet	3 years
Furniture and Fixtures	2 - 7 years
Machinery and Equipment	5 - 10 years
Leasehold Improvements	Shorter of useful life or lease life

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

NOTES TO FINANCIAL STATEMENTS

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

The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables. The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. These fair value estimates of the reporting unit are a non-recurring level 3 fair value measure. For further discussions, refer to Note 7.

Impairment of Long-Lived Assets

The Company follows FASB ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets. The Standard requires that if events or changes in circumstances indicate that the carrying value of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in ASC 360 as being held for sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

Offering Costs

The Company accounts for offering costs in accordance with FASB ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity or as a reduction of additional paid in capital upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2021 and 2020, deferred offering costs recorded as assets totaled approximately $24,000 and $0, respectively. For the years ended December 31, 2021 and 2020, offering costs totaling approximately $1,132,000 and $3,804,000, respectively, were recorded as a reduction of the equity offering proceeds.

Customer Deposits

Non-refundable customer deposits are comingled with operating funds. Refundable customer deposits are generally held in a separate deposit account. Revenue is not recognized on customer deposits until the deposit is applied to a non-refundable vehicle order, the vehicle manufacturing process is completed, the vehicle is picked up by or delivered to the customer and the appropriate revenue recognition criteria have been met per the Company’s policy below.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

Warranties

The Company began recording warranty reserves with the commencement of Retail Series production of the FUV. The Company provides a warranty on vehicle and production powertrain components as well as battery packs, and the Company accrues warranty reserves at the time a vehicle or production powertrain component is delivered to the customer. Warranty reserves include management’s best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. The Company will review its reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Warranty expense is recorded as a component of cost of revenues in the statement of operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term liabilities.

Deferred Revenue

Deferred revenues represent cash collected in advance of the revenues being earned for deliverables to FUV customers, distributor licensing arrangements and franchise fees.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers (including rental revenue) in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company recognizes revenue when performance obligations are satisfied. This generally occurs when products are picked up by the customer or a common carrier or, when the FUV is shipped in a company owned vehicle and when delivery is completed, in accordance with the sales agreement or purchase order, which is when control of the vehicle passes to the customer. Revenues related to distributor licensing arrangements are generally recognized over the term of the agreement, except for specific products and services specified as part of the agreement, for which revenue may be accelerated based on when performance obligations are satisfied.

Distributor and Franchise fee revenue is recognized over the term of the agreements which is generally ten years for franchises and four years for distributors. The Company has determined that any services provided to its franchise partners are not distinct from the franchise rights granted in the franchise agreement and they are combined into a single performance obligation.

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

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are recorded as an expense in the period in which the Company incurs the costs or the first time the advertising takes place. Advertising costs expensed were approximately $337,000 and $72,000 for the years ended December 31, 2021 and 2020, respectively.

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

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to income tax expense in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be changed to income tax expense in the period such determination was made. The Company has incurred losses for tax purposes since inception and has significant tax losses and tax credit carry forwards. These amounts are subject to valuation allowances as it is uncertain that they will be realized before they expire.

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

At December 31, 2021 and 2020, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below using the Treasury Stock Method, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Year ended December 31,
	2021	2020
Options and other instruments under the 2012, 2015, and 2018 Plans to purchase common stock	2,325,671	1,438,485
Underwriters and investors warrants issued outside of an EEP	55,919	—
Total	2,381,590	1,438,485

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this ASU on January 1, 2021, and it did not have a material impact on its financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than 12 months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. In November 2019, the FASB delayed the effective date for Topic 842 to fiscal years beginning after December 15, 2020 for private companies and emerging growth companies, and interim periods within those years, with early adoption permitted. In June 2020, the FASB issued ASU No 2020-05 that further delayed the effective date of Topic 842 to fiscal years beginning after December 15, 2021. The Company will adopt this new standard on January 1, 2022. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date, as opposed to the earliest period presented under the modified retrospective transition approach and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. Most of the Company’s operating lease commitments were subjected to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption of Topic 842, which increased the total assets and total liabilities that the Company reports relative to such amounts prior to adoption. The adoption of ASU 2016-02 resulted in the Company recording approximately $1,800,000 of right-of-use assets and an operating lease liability of $1,900,000 to its Balance Sheet on January 1, 2022.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3: TMW ACQUISITION

On January 23, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Tilting Motor Works, Inc. (“TMW”), a Washington corporation (the “Seller”) and its owner. TMW engages in the design, production, sales, and installation of a bolt on kit that converts a two wheeled motorcycle into a tilting three wheeled motorcycle. TMW was acquired to utilize the tilting technology in new electric three wheeled micro-mobility vehicle platforms.

Pursuant to the terms and conditions of the Agreement, the Company paid cash of $1,754,083 and issued 436,339 shares of Company common stock and assumed certain liabilities as consideration for substantially all of TMW’s assets. The common shares issued were unregistered and subject to sales restrictions under the Securities Act of 1933. The Company valued the shares issued in the transaction at the average of opening and closing price on the date of acquisition with a 12.5% discount for lack of marketability. The acquisition closed on February 4, 2021 and was recorded as a business combination as the set of assets and activities acquired met the definition of a business.

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

Refer to Note 7 for further discussion.

The following unaudited pro forma financial information presents the results of operations of the Company and TMW for the years ended December 31, 2021 and 2020, as if the acquisition had occurred as of the beginning of the first period presented instead of on February 4, 2021. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The unaudited pro forma financial information for the Company and TMW is as follows:

	For the Years Ended December 31,
	2021	2020
Revenues	$4,396,201	$2,794,788
Net loss attributable to common stockholders	$(47,823,000)	$(19,097,582)
Net loss per basic and diluted common share	$(1.29)	$(0.66)
Weighted average common shares outstanding:
Basic and diluted	37,140,042	29,011,068

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

The pro forma financial information for all periods presented above has been calculated after adjusting the results of the Company and TMW to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets and interest expense included in the pro forma financial information presented above. The Company’s historical financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented.

NOTE 4: CONCENTRATIONS

Payables

As of December 31, 2021 and 2020, the Company had three and one significant vendors in each period that accounted for more than 10% of the Company’s payables balances, respectively. The loss of these vendors would not have a significant impact on the Company’s operations.

Purchases/Inventory

As of December 31, 2021, the Company had two significant vendors that accounted for more than 10% of the Company’s purchases. As of December 31, 2021, these vendors accounted for 14% and 12% of the Company’s purchases. The loss of these vendors would have a significant impact on the Company’s operations.

As of December 31, 2020, there was one significant vendor that accounted for more than 10% of the Company’s purchases. As of December 31, 2020, this vendor accounted for 25% of the Company’s purchases. The loss of this vendor would have a significant impact on the Company’s operations.

NOTE 5: PROPERTY AND EQUIPMENT

As of December 31, 2021 and 2020, the Company’s property and equipment consisted of the following:

	December 31, 2021	December 31, 2020
Land	$4,743,526	$—
Buildings	8,006,474	—
Machinery and equipment	7,282,960	5,245,534
Fixed assets in process	3,269,532	1,993,760
Leasehold improvements	1,165,231	983,522
FUV fleet	1,471,534	336,730
FUV rental fleet	1,315,980	—
Computer equipment and software	258,309	94,384
Vehicles	419,661	—
Furniture and fixtures	52,007	52,007
Total property and equipment	27,985,214	8,705,937
Less: Accumulated depreciation	(3,646,307)	(2,060,707)
Total	$24,338,907	$6,645,230

Fixed assets in process are primarily tooling and equipment related to the manufacturing of the Company’s vehicles. Completed assets are transferred to their respective asset class and depreciation begins when the asset is placed in service. FUV fleet consists of marketing and other non-revenue generating vehicles. FUV rental fleet consists of rental revenue generating vehicles.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

On December 23, 2020, the Company entered into an agreement to purchase certain buildings totaling approximately 187,000 square feet, and approximately 6.6 acres of real estate located within the City of Eugene, Oregon. The Company agreed to purchase the properties commonly known as 311 Chambers Street and 1480 West 3rd Avenue, from RLA Holdings, LLC for the total purchase price of $10,250,000. The Company pledged $80,000 as earnest money for the transaction. During the first quarter of 2021, an additional 4.1 acres and 33,000 square feet of buildings to the south commonly known as 1593 W. 5th Ave. Eugene, Oregon was added to the purchase agreement totaling $2,500,000. The total sales price was increased to $12,750,000. The purchase was contingent upon the Company’s complete and unconditional approval of: (i) the property and its physical condition, zoning and land use restrictions, and all systems, utilities, and access rights pertaining to the property; (ii) the seller’s documents; (iii) securing financing; (iv) a Phase I environmental assessment and all appropriate inquiries investigation so as to protect the Company under CERCLA; and (v) anything else the Company deemed necessary. On March 15, 2021, the due diligence was completed and the Company paid the $80,000 earnest money. On April 19, 2021, the Company closed and completed the purchase of the properties described above. RLA Holdings, LLC will be permitted to rent back the 311 Chambers St property after closing for up to six (6) months at a rate of $50,000 per month plus all utilities, taxes, insurance, and maintenance expenses. $25,000 was deducted from the purchase price at the closing to cover the tenant’s security deposit. $1,250,000 was deducted at the closing and will be paid one year from the closing date. This sum is secured by a zero interest note. The Company intends to utilize these properties to improve its production capabilities. The new facility is expected to be operational by the end of 2022. The purchases described above are allocated to property and equipment as land and buildings.

Depreciation expense was approximately $1,594,000 and $930,000 during the years ended December 31, 2021 and 2020, respectively.

NOTE 6: INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

		December 31, 2021
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2020	Assets Acquired Pursuant to Business Combination(1)	Accumulated Amortization	Net Book Value
Tradename and trademarks	14 years	$—	$2,052,000	$(130,950)	$1,921,050
Proprietary technology	13 years	—	7,010,000	(487,875)	6,522,125
Customer relationships	10 years	—	1,586,000	(143,495)	1,442,505
		$—	$10,648,000	$(762,320)	$9,885,680

(1)	On February 4, 2021, the Company acquired various assets of Tilting Motor Works, Inc. (See Note 3 – TMW Acquisition)

Amortization expense was approximately $762,000 and $0 during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

Years Ended December 31,	Amortization Expense
2022	$844,402
2023	844,402
2024	844,402
2025	844,402
2026	846,066
Thereafter	5,662,006
Total	$9,885,680

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7: GOODWILL

The Company performed its annual goodwill impairment testing during the fourth quarter. The Company’s revised forecast for the TMW reporting unit indicated that it was more likely than not that the fair value of the reporting unit was less than the carrying amount of the reporting unit. This was primarily due to the unexpected continuation of the COVID-19 pandemic which caused further and unexpected disruptions within the Company’s supply chain, a re-tooling of the Company’s TRiO product line which delayed production, and a change in strategy toward electric tricycles that required the Company to change its forecasted net cash flows and the timing of these cash flows as the Company enters into new markets. In accordance with ASC 350, the Company then performed a quantitative assessment to determine if goodwill was impaired. The estimated fair value of the reporting unit was determined by the Company using a weighted estimate of the income and market value approaches to measuring fair values. Based on the results of the test performed, it was determined that the fair value of the Company’s reporting unit did not exceed its carrying value. The excess of carrying value over the estimated fair value of the reporting unit was recorded as a non-cash impairment loss of approximately $6,824,000 during the fourth quarter of 2021.

The change in the carrying amount of goodwill for the year ended December 31, 2021 is as follows:

Goodwill
Balance at December 31, 2020	$—
Add: TMW Acquisition	6,824,209
Less: Loss on impairment of goodwill	(6,824,209)
Balance at December 31, 2021	$—

Refer to Note 3 for more information regarding the goodwill acquired as a part of the TMW acquisition.

NOTE 8: CUSTOMER DEPOSITS

The Company has received customer deposits ranging from $100 to $500 per vehicle for Retail Series production vehicles for purposes of securing a vehicle production slot. As of December 31, 2021 and 2020, the Company’s balance of deposits received was approximately $817,000 and $606,000, respectively. As of December 31, 2021 and 2020, $424,300 and $403,624, respectively, of these deposits were refundable upon demand. Deposits are included in current liabilities in the accompanying balance sheets. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their deposit will no longer be refundable and any additional deposit required must be paid prior to the start of the manufacturing process. The Company has customer deposits from its employees. However, the balances of these deposits at December 31, 2021 and December 31, 2020 are not material.

NOTE 9: CAPITAL LEASE OBLIGATIONS

As of December 31, 2021, the Company has financed through lease agreements approximately $1,956,000 of its capital equipment fixed assets with monthly payments ranging from $600 to $9,000, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 3.87% to 9.52%. Total monthly capital lease payments as of December 31, 2021 are approximately $39,000. These lease obligations mature ranging from February 2022 through November 2026 and are secured by approximately $2,326,000 in underlying assets which have approximately $737,000 in accumulated depreciation as of December 31, 2021. The balance of capital lease obligations was approximately $1,065,000 and approximately $781,000 as of December 31, 2021 and 2020, respectively.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

Future annual minimum payments under capital leases as of December 31, 2021 are as follows:

Years ending December 31:
2022	$437,441
2023	312,058
2024	165,241
2025	165,241
2026	93,185
Total payments including interest	1,173,166
Less amounts representing interest	(108,361)
Total of future payments on principal balances	1,064,805
Less short-term capital lease obligations	(352,294)
Total long-term capital lease obligations	$712,511

NOTE 10: NOTES PAYABLE

On December 27, 2018, the Company entered into a subscription agreement with FOD Capital, LLC, a Florida limited liability company (the “Investor”), pursuant to which the Company issued to the Investor (i) 500,000 shares of its common stock, no par value per share at a purchase price of $3.00 per share, (ii) a warrant to purchase up to 942,857 shares of common stock at $3.50 per share (the “Warrant”), and (iii) a senior secured note in the principal amount of $3,000,000 (the “Note”) due December 27, 2019. The Company recorded the relative fair value of the warrant and a discount of approximately $107,040. The Company incurred offering costs of $385,000 of which $322,924 was allocated to the note. On September 12, 2019, the Company issued an additional $500,000 note (“additional Note”) to the Investor, net of a $15,000 discount, due September 12, 2020. The additional Note principal plus accrued interest was convertible into the Company’s common stock at a conversion price per share of $4.25. On December 27, 2019, the Company entered into a six-month extension in exchange for $300,000, which was recorded as an additional discount to the Note. Accrued interest expense excluding the discount amortization for the year ended December 31, 2020 was approximately $165,000. The discount amortized for the year ended December 31, 2020 was approximately $311,000. On June 15, 2020, both notes were repaid in cash, principal in the amount of $3,500,000 and accrued interest of approximately $480,000 for a total payment of $3,980,000.

On August 14, 2019, multiple convertible promissory notes were issued for a total of $648,972. Between August 14, 2019 and September 27, 2019, the Company issued additional notes in the original principal amount of $850,000. The notes were due in July 2020. The notes were payable in cash or convertible into common stock at $4.25 per share at the option of the holder. On June 25, 2020, certain Notes were converted in accordance with the Subscription Agreement. As a result, principal amounts of approximately $1,311,000, of which approximately $963,000 was to related parties and unpaid accrued interest of approximately $108,000, of which approximately $72,000 was to related parties, were converted into 333,924 shares of common stock at a conversion price of $4.25 per share. The Company also paid an aggregate of approximately $688,000 of cash to settle principal, of which approximately $188,000 was to related parties, and approximately $81,000 of accrued interest, of which approximately $42,000 was to related parties, to settle the remaining convertible notes. Interest expense was approximately $53,000 for the year ended December 31, 2020.

On May 5, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of approximately $1,069,000, referred to on the balance sheet as Note payable to bank. The loan had an interest rate of 1% and monthly payments of approximately $60,000 for 18 months beginning December 5, 2020. This loan was eligible for the limited loan forgiveness provisions of Section 1102 of the CARES Act, and the SBA Interim Final Rule dated April 2, 2020. On April 27, 2021, all of the outstanding principal and interest of approximately $1,069,000 and approximately $10,000, respectively, were forgiven and as of December 31, 2021, there was no balance on the loan.

ARCIMOTO, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021, the Company has financed a total of approximately $2,597,000 of its capital equipment purchases with notes payable with monthly payments ranging from approximately $400 to $12,000, repayment terms ranging from 60 to 72 months, and effective interest rates ranging from 1.99% to 9.90%. Total monthly payments as of December 31, 2021 are approximately $50,000. These equipment notes payable mature ranging from January 2023 through October 2026. The balance of equipment financing notes payable was approximately $1,678,000 and $1,590,000 as of December 31, 2021 and 2020, respectively. Future annual minimum principal payments as of December 31, 2021 are as follows:

Years ending December 31:
2022	$493,160
2023	359,593
2024	317,439
2025	313,661
2026	154,227
Thereafter	40,141
Total payments	1,678,220
Less short-term equipment note obligations	(493,160)
Total long-term equipment note obligations	$1,185,060

NOTE 11: STOCKHOLDERS’ EQUITY

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

As of December 31, 2021 and 2020, there were no shares issued or outstanding.

Common Stock

The Company has reserved a total of 6,262,478 shares of its common stock pursuant to the equity incentive plans (see Note 12 – Stock-Based Payments). The Company has 3,973,629 and 4,058,791 stock units, options and warrants outstanding under these plans as of December 31, 2021 and December 31, 2020, respectively.

The Company has 122,238 and 593,667 shares of its common stock reserved for warrants issued outside of the equity incentive plans as of December 31, 2021 and December 31, 2020, respectively.

Common Stock Issued for Accounts Payable

The Company issued 17,421 common shares for services or materials with a fair value of approximately $221,000 during the year ended December 31, 2021. During the year ended December 31, 2020, the Company issued 60,591 common shares for services with a fair value of approximately $181,000. The shares were valued based on the stock price at the time of the grant when the performance commitment was complete. The shares issued during the year ended December 31, 2021 and 2020 were to settle existing accounts payable.

Exercise of Stock Options and Warrants

A total of 522,666 and 17,272 employee options, with exercise prices ranging from $1.71 to $5.61 per share were exercised for total proceeds to the Company of approximately $1,707,000 and approximately $70,000 during the years ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2020 a total of 271,813 employee options with exercise prices ranging from $2.06 to $4.52 per share were exercised in cashless transactions at market prices ranging from $6.32 to $15.53 per share, which was based on the Company’s daily closing prices surrounding the transaction dates. The transactions resulted in the issuance of 160,344 shares of common stock issued for qualified options to employees during the year ended December 31, 2020. No such cashless exercises were completed for employee options during the year ended December 31, 2021.

A total of 155,000 employee warrants, with an exercise price of $0.50 per share were exercised for total proceeds to the Company of approximately $78,000 during the year ended December 31, 2021. A total of 20,000 employee warrants, with an exercise price of $0.50 per share were exercised for total proceeds to the Company of $10,000 during the year ended December 31, 2020.

During the year ended December 31, 2020 a total of 90,004 employee warrants with an exercise price of $0.50 per share were exercised in cashless transactions at market prices ranging from $7.48 to $15.04 per share, which was based on the average of the Company’s daily closing prices surrounding the transaction dates. The transaction resulted in the issuance of a total of 84,553 shares of the Company’s common stock during the year ended December 31, 2020. No such cashless exercises were completed for employee warrants during the year ended December 31, 2021.

A total of 1,044,444 warrants issued to investors with an exercise price of $2.83 per share were exercised in cashless transactions at market prices ranging from $8.86 to $20.20 per share, which was based on the bid price of the Company’s common stock on the Nasdaq Stock Market as reported by Bloomberg L.P. as of the time of the holder’s execution of the applicable notice of exercise. The transaction resulted in the issuance of a total of 728,766 shares of the Company’s common stock during the year ended December 31, 2020. The grant date fair value for these warrants of $0.11120 was determined using the Black-Scholes options valuation model. The Company used the relative FV to record to equity. See Note 12 – Stock-Based Payments. No such cashless exercises were completed for investor warrants during the year ended December 31, 2021.

A total of 471,429 and 471,428 warrants were issued to an investor with an exercise price of $3.50 per share and were exercised for total proceeds to the Company of $1,650,000 and $1,650,000 during the years ended December 31, 2021 and 2020, respectively. The grant date fair value for these warrants of $0.1181 was determined using the Black-Scholes options valuation model. The Company used the relative FV to record to equity. See Note 12 – Stock-Based Payments.

Director Deferred Units

No director deferred units were converted to common shares during the year ended December 31, 2021. During the year ended December 31, 2020, 5,546 director deferred stock units were converted to common shares.

Offerings of Common Stock

On January 25, 2021, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”) under which the Company may offer and sell shares of its common stock in connection with its at-the-market (“ATM”) offering in an aggregate amount of up to $80,000,000 from time to time through Canaccord, acting exclusively as the Company’s sales agent (the “Offering”).

The Company issued and sold 1,853,181 shares of common stock during the during the year ended December 31, 2021, in connection with the ATM at per share prices between $12.36 and $32.87, resulting in net proceeds to the Company of approximately $33,106,000 net of offering costs.

NOTE 12: STOCK-BASED PAYMENTS

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

The Company uses the following inputs when valuing stock-based awards. The expected life of employee stock options was estimated using the “simplified method,” as the Company has insufficient historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected life of awards that vest immediately use the contractual maturity since they are vested when issued. For stock price volatility, the Company uses its historical volatility for its expected volatility to calculate the fair value of option grants for the year ended December 31, 2021 and public company comparables for the year ended December 31, 2020. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option at the grant-date.

Stock-based compensation, including stock options, warrants and stock issued for compensation and services is included in the statements of operations as follows:

	Years ended December 31,
	2021	2020
Research and development	$764,473	$274,850
Sales and marketing	697,137	138,976
General and administrative	1,067,769	1,142,232
Cost of goods sold	1,098,693	360,714
Total	$3,628,072	$1,916,772

2018 Omnibus Stock Incentive Plan

The 2018 Plan authorizing 1,000,000 shares was approved by the Board of Directors and the Company’s shareholders at the Company’s 2018 annual meeting of shareholders held on June 9, 2018. At the 2019 Annual Meeting, the shareholders approved an additional 1,000,000 shares of common stock to be issued under the 2018 Plan. On April 20, 2020, the board of directors approved an increase from 2,000,000 to 4,000,000 shares; at the annual shareholder meeting on June 20, 2020, the increase was approved by a majority of the shareholders. At the annual shareholder meeting on June 11, 2021, a majority of the shareholders approved an increase from 4,000,000 to 6,000,000 shares.

The 2018 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or NQSOs and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of December 31, 2021, the Company had a remaining reserve of 2,278,570 shares of common stock under the 2018 Plan. Awards that are forfeited generally become available for grant under the 2018 Plan.

See below for the range of variables used in assessing the fair value at the grant date for the options issued during the years ended December 31, 2021 and 2020 under the 2018 Plan:

	2021	2020
Annual dividend yield	—	—
Expected life (years)	6.0 - 6.3	5.5 - 6.0
Risk-free interest rate	0.9% - 1.2%	0.36% - 2.36%
Expected volatility	91.9% - 96.8%	40.3% - 74.9%

Employee stock-based compensation expense under the 2018 Plan included in operating expenses for the years ended December 31, 2021 and 2020 was approximately $3,547,000 and approximately $1,803,000, respectively.

During the year ended December 31, 2021, qualified options to purchase 812,250 shares of common stock were granted to employees under the 2018 Plan with a grant date fair value of approximately $6,904,206. The options were valued using the Black-Scholes option pricing model with approximately a 6.29 year expected term, risk free interest rate of 1.02%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 92.5%. These options vest over three years. During the year ended December 31, 2020, qualified options to purchase 1,092,000 shares of common stock were granted to employees under the 2018 Plan with grant date fair values ranging from $2.19 to $12.06. The options were valued using the Black-Scholes option pricing model with a six-year expected term, risk free interest rates ranging from 0.36% to 0.50%, and an annualized standard deviation of stock price volatility of 69.4% to 77.4%, with a weighted average exercise price of $6.30.

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

For the year ended December 31, 2021, a total of 28,075 stock units with a value of $342,000, based on the closing price on the last day of each quarter, were reserved and expensed. 7,318 of the stock units were valued with a price per share of $13.23 based on the closing stock price on the last trading day of the first quarter of 2021, and were recorded as a $96,816 expense on March 31, 2021. 5,633 of the stock units were valued with a price per share of $17.19 based on the closing stock price on the last trading day of the second quarter of 2021, and were recorded as a $96,831 expense on June 30, 2021. 8,473 of the stock units were valued with a price per share of $11.43 based on the closing stock price on the last trading day of the third quarter of 2021, and were recorded as a $96,846 expense on September 30, 2021. 6,651 of the stock units were valued with a price per share of $7.78 based on the closing stock price on the last trading day of the fourth quarter of 2021, and were recorded as a $51,745 expense on December 31, 2021.

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

On April 27 and June 18, 2020, non-qualified options to purchase 29,666 and 5,000 shares of common stock were issued to a consultant under the 2018 Plan with grant date fair values of $45,000 and $13,000, respectively. The exercise price of the options were $2.54 and $3.57, respectively. These options vested on issuance and were exercised on August 20, 2020 in a cashless transaction at a market price of $7.638 per share resulting in the issuance of 22,463 shares.

On September 11, 2020, non-qualified options to purchase 41,000 shares of common stock were issued to consultants under the 2018 Plan with grant date fair value of $140,000. The exercise price of the options is $5.41. 20,000 of these options have a two-year vesting period and 21,000 of the options have a one-year vesting period.

On December 14, 2020, non-qualified options to purchase 21,000 shares of common stock were issued to consultants under the 2018 Plan with grant date fair value of $165,000. The exercise price of the options is $12.06. 11,000 of these options have a three-year vesting period and 10,000 of the options have a one-year vesting period.

A summary of activity under the 2018 Plan for the years ended December 31, 2021 and 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Awards outstanding at January 1, 2020	1,820,188	$3.01	9.47
Granted	1,378,172	6.27	9.40
Exercised	(150,210)	3.37	5.06
Forfeited or expired	(152,641)	3.25	8.87
Awards outstanding at December 31, 2020	2,895,509	4.36	8.98
Granted	857,746	11.22	6.29
Exercised	(463,724)	3.31	—
Forfeited or expired	(242,987)	6.06	—
Awards outstanding at December 31, 2021	3,046,544	$6.32	8.41

The number of awards exercisable on December 31, 2021 is 1,253,748. The weighted average exercise price for these awards exercisable is $4.24 and the weighted average remaining contractual life is 7.77 years.

Total compensation cost related to non-vested awards issued under the 2018 Plan not yet recognized as of December 31, 2021 was approximately $7,758,426 and will be recognized on a straight-line basis through 2.23 years based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

Consulting Agreement with Common Stock Compensation

During the year ended December 31, 2021 and 2020, the Company issued approximately 17,421 and 60,591 common shares for accounts payable with a fair value of approximately $221,000 and $181,000, respectively. The shares were valued based on the stock price at the time of the grant. Of these shares, approximately 6,421 and 32,749 were for the August 3 annual renewal of an investor relations consulting contract. The terms of the contract call for the issuance of approximately $100,000 worth of common shares issued at each annual renewal based on the market price at the time of the renewal. In addition to the payment in common shares, this consultant receives cash payments of approximately $7,500 per month and payments for additional services as needed. During the years ended December 31, 2021 and 2020, the Company paid this investor relations consultant approximately $90,000 and $365,200, respectively.

2015 Stock Incentive Plan

The 2015 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of options that are incentive stock options or NQSOs and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. One million shares of common stock were authorized for issuance under the 2015 Plan. Awards that are forfeited generally become available for grant under the 2015 Plan. As of December 31, 2021, 533,773 shares of common stock were reserved for issuance pursuant to stock options that are outstanding, and 10,278 shares remain available for issuance pursuant to future awards that might be made under the 2015 Plan.

During the year ended December 31, 2020, 13,000 options were granted under the 2015 Plan with a grant date fair value of approximately $17,000.

2020
Annual dividend yield	$0.00
Expected life (years)	6.0
Risk-free interest rate	0.45%
Expected volatility	69.4%

Employee stock-based compensation expense included in operating expenses for the years ended December 31, 2021 and 2020 related to the 2015 Plan was approximately $81,000 and $114,000, respectively.

Total compensation cost related to non-vested awards not yet recognized as of December 31, 2021 was $20,000 and will be recognized on a straight-line basis through 0.54 years based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

A summary of activity under the 2015 Plan for the years ended December 31, 2021 and 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Awards outstanding at January 1, 2020	814,631	$2.89	8.07
Granted	13,000	2.19	9.35
Exercised	(194,305)	2.6	—
Forfeited or expired	(18,356)	3.89	8.03
Awards outstanding at December 31, 2020	614,970	2.94	6.31
Granted	—	—	—
Exercised	(76,363)	3.01	—
Forfeited or expired	(4,834)	4.52	—
Awards outstanding at December 31, 2021	533,773	$2.92	5.51

The number of awards exercisable on December 31, 2021 is 516,304. The weighted average exercise price for these awards exercisable is $2.89 and the weighted average remaining contractual life is 5.44 years.

2012 Employee Stock Benefit Plan

The 2012 Plan provides the Company the ability to grant to directors, employees, consultants, advisors or independent contractors shares of common stock of the Company through the grant of warrants and/or the grant of common stock. The Company originally reserved 1,000,000 shares of common stock for issuance under the 2012 Plan. Awards that are forfeited generally become available for grant under the 2012 Plan. As of December 31, 2021, 393,312 shares of common stock were reserved for issuance pursuant to warrants that are issued and outstanding under the 2012 Plan and one share remains available for issuance pursuant to future awards that might be made under the 2012 Plan. Warrants expire 5 to 15 years from the grant date. The warrants were fully expensed prior to 2020.

A summary of activity under the 2012 Plan for the years ended December 31, 2021 and 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at January 1, 2020	658,316	$0.57	6.45
Granted	—	—	—
Exercised	(110,004)	0.50	2.00
Forfeited or expired	—	—	—
Warrants outstanding at December 31, 2020	548,312	$0.58	4.41
Granted	—	—	—
Exercised	(155,000)	0.50	—
Forfeited or expired	—	—	—
Warrants outstanding at December 31, 2021	393,312	$0.62	4.32

All awards were vested on December 31, 2021. The weighted average exercise price for these awards and weighted average remaining contractual life are $0.62 and 4.32 years, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES

On December 6, 2019, the Company entered into a lease for a property approximately six blocks east of the AMP, located in Eugene, Oregon, that contains two buildings. The initial term of the lease is 25 months and began on December 6, 2019. There is an option for a three-year extension. The main building is 6,508 square feet of office and warehouse space and the auxiliary building is 4,318 square feet of warehouse space. The office space is being used by marketing and sales. The warehouse is being used for R&D and battery module manufacturing. On March 3, 2020, the Company amended the lease to include the adjacent building which has 10,752 square feet of office and warehouse space on the ground floor plus second floor office and storage space. This location is being used for service will be used for further expansion. Rent is $12,000 per month and subject to a 3% increase per year.

On October 15, 2018, the Company re-negotiated a lease previously entered into as a month-to-month lease during June 2018, for a 5,291 square foot commercial industrial office space in Eugene, Oregon. The term of the lease is 60 months which began on October 15, 2018. Rent is $4,500 per month and subject to a 3% increase per year. The space is being used for TMW office and manufacturing.

On October 18, 2018, the Company entered into a lease for a 4,491 square foot space in San Diego, California. The term of the lease is 60 months which began on November 1, 2018. Base rent is $8,982 per month. The space is being used for Arcimoto’s California dealer showroom, rental and service operations.

On September 30, 2021, the Company occupied 1,700 square feet of office area, 32,000 square feet of warehouse space and 125,000 square feet of asphalt paving and undeveloped greenfield. The original lease expiring in 2021 has been extended until 2024. Base rent is $12,948 per month.

On November 18, 2020, the Company entered into a lease for a 106 square foot space in Orlando Florida. The term of the lease is month to month which began on December 1, 2020 and auto renews each month unless one months’ notice of cancellation is given. Total rent is approximately $2,000 per month. The space is being used for Arcimoto’s Florida dealer showroom.

On February 8, 2021, the Company entered into a lease for a 15,124 square foot office space on the second floor of 155 Blair Boulevard, Eugene, Oregon 97402 that will be used for office and general use and warehouse space located at 135 Blair Boulevard, Eugene, Oregon 97402 that will be used for a dealer and rental location. The term of the lease is 60 months which began on March 1, 2021. There is an option for two successive five-year extension periods. Rent is approximately $18,000 per month and subject to a 2.5% increase per year.

On May 3, 2021, the Company entered into a lease for an executive office space in Arlington, Virginia. The space will be used by an executive for office and general use. The term of the lease is one year which began on June 1, 2021 and automatically renews each month after the first year unless two months’ notice of cancellation is given. Total rent is approximately $1,815 per month and will increase automatically by 10% after the first year unless the lease is canceled pursuant to the terms discussed above.

On June 30, 2021, the Company entered into a lease for a commercial facility located at 2110 West Second Avenue, Eugene, Oregon. The term of the lease is month to month which began on approximately May 1, 2021 and automatically renews each month unless 30 days’ notice of cancellation is given. Total rent is approximately $4,500 per month. The space is being used for office and general purposes.

Future annual minimum payments under operating leases as of December 31, 2021 are as follows:

2022	$550,506
2023	517,945
2024	340,840
2025	229,916
2026	77,267

Rent expense is recognized on a straight-line basis. Total rent expense for the years ended December 31, 2021 and 2020 was approximately $839,000 and $363,000, respectively.

In February 2021, a statement of work for approximately $3,750,000 was signed with Munro and Associates (“Munro”) for development activities through the end of the year to develop the FUV high volume production platform. Munro’s research and development expenses invoiced in 2021 was approximately $2,375,000.

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

The Company, Mark Frohnmayer and Douglas Campoli have been sued in two putative class actions in the United States District Court for the Eastern District of New York, Barnette v. Arcimoto, Inc. et al. (Case No. 21-cv-02143 filed on April 19, 2021) and Gibson v. Arcimoto, Inc. et al. (Case No. 21-cv-02870 filed on May 20, 2021). The putative class actions purported to be on behalf of all those who purchased the Company’s common stock between February 14, 2018 and March 22, 2021. The allegations in the actions are based on the research report dated March 23, 2021 produced by Bonitas Research, LLC, a short seller of the Company’s common stock. The Barnette and Gibson actions were consolidated as In re Arcimoto, Inc. Securities Litigation (Case No. 21-cv-02143) on July 14, 2021, and a consolidated amended complaint was filed on September 20, 2021. Briefing on the defendants’ motion to dismiss the consolidated amended complaint was completed on March 11, 2022. No motion to certify a class has been filed at this time. The company believes it has substantial defenses to the claims asserted in this lawsuit and intends to vigorously defend this action.

The Company is also a nominal defendant in two shareholder derivative lawsuits filed in the United States District Court for the Eastern District of New York, Liu v. Frohnmayer et al. (Case No. 21-cv-03702 filed on June 30, 2021) and Carranza v. Frohnmayer et al. (Case No. 21-cv-03888 filed on July 9, 2021), and a shareholder derivative lawsuit filed in the United States District Court for the District of Oregon, Laguerre v. Frohnmayer et al. (Case No. 21-cv-00982 filed on June 30, 2021). Mark Frohnmayer, Douglas Campoli, Terry Becker, Nancy Calderon, Joshua Scherer, and Jesse Eisler are named as defendants in all three shareholder derivative suits. Jeff Curl is named as a defendant in Laguerre and Liu. The allegations in the shareholder derivative lawsuits largely arise from the Bonitas report referenced above. The Liu and Carranza actions were consolidated on August 4, 2021 as In re Arcimoto, Inc. Derivative Litigation (Lead Case No. 21-cv-03702). These derivative actions are currently stayed. The Company believes it has substantial defenses to the claims asserted and intends to vigorously defend the actions.

The Company possesses insurance coverage to cover the litigation expenses with a deductible of $1,500,000. As a result, Arcimoto has accrued this amount at December 31, 2021.

Additionally, from time to time, the Company might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of its business.

NOTE 14: RELATED PARTY TRANSACTIONS

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

During 2021, the Company purchased $43,000 of various materials from an entity owned by the Chief Operating Officer. The balance owed for these purchases at December 31, 2021 was zero.

Arcimoto may, from time to time, sell to its management and employees at a discounted price. Sales to such parties for the year ended December 31, 2021 were not material.

NOTE 15: INCOME TAXES

The components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2021	2020
Current expense (benefit)
Federal	$—	$—
State	4,793	—
Total current expense (benefit)	4,793	—

Deferred expense (benefit)
Federal	(2,236,080)	—
State	(702,768)	—
Total deferred expense (benefit)	(2,938,848)	—

Total income tax expense (benefit):	$(2,934,055)	$—

The income tax benefit is primarily driven by the release of valuation allowance due to the deferred tax liabilities from the Tilting Motor Works acquisition.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are summarized below:

	For the Years Ended December 31,
	2021	2020
Deferred tax assets:
Share-based compensation expense	$324,985	$929,448
Inventory reserve	225,615	151,814
Net operating loss carry forward	27,145,356	13,607,361
Federal research and development credit	646,971	434,503
Oregon research and development credit	46,663	215,598
Other	302,129	—
Deferred tax liabilities:
Depreciation and amortization	(3,144,318)	(307,103)
Total deferred tax asset	25,547,401	15,031,621
Valuation allowance	(25,547,401)	(15,031,621)
Net deferred tax asset	$—	$—

In assessing the potential realization of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2021 and 2020, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates. The valuation allowance for deferred tax assets increased $10,515,780 and $5,019,000 during the years ended December 31, 2021 and 2020, respectively.

No federal tax provision has been provided for the years ended December 31, 2021 and 2020 due to the losses incurred during such periods. The Company’s effective tax rate is different from the federal statutory rate due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

	For the Years Ended December 31,
	2021	2020
Statutory U.S. Federal tax rate	21.0%	21.0%
State and local income taxes - net of Federal benefit	5.5%	6.6%
Goodwill impairment	(2.8)%	—%
Non-deductible expenses and other	0.8%	0.1%
PPP loan forgiveness	0.5%	—%
Valuation allowance	(19.1)%	(27.7)%
Effective rate tax	5.9%	—%

As of December 31, 2021, the Company had net operating loss carry forwards of approximately $100,000,000. Approximately $10,700,000 of the net operating loss carryforwards will expire by 2037. The remainder of the net operating loss carryforwards generated in 2018 and later have indefinite carryforward periods. The Federal R&D tax credits will expire at various dates from 2034 through 2042, and the Oregon R&D tax credits will expire in 2022.

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

The Company has identified the United States Federal and Oregon State tax returns as its “major” tax jurisdiction. The United States Federal and Oregon State return years 2017 through 2020 are still subject to tax examination by the United State Internal Revenue Service; however, the Company does not currently have any ongoing tax examination.

NOTE 16: SUBSEQUENT EVENTS

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

On January 14, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Agent, as sales agent up to $100,000,000 of shares (“Shares”) of its common stock. Any Shares offered and sold in the Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-261955) filed with the SEC on December 30, 2021 (the “Form S-3”) and declared effective on January 13, 2022, and the 424(b) prospectus supplement relating to the Offering dated January 14, 2022. Arcimoto has raised $3,942,414 by issuing 560,291 common shares through March 31, 2022.

In accordance with the terms of the Sales Agreement, the Company may offer and sell the Shares at any time and from time to time through or to the Agent, as sales agent. Sales of Shares pursuant to the Sales Agreement, if any, will be made in sales deemed to be “at the market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through The Nasdaq Global Market, the existing trading market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
1.1	Engagement Agreement dated June 11, 2020 between Arcimoto, Inc. and Bradley Woods & Co. Ltd	8-K	001-38213	1.1	June 11, 2020
1.2	Engagement Agreement dated June 30, 2020 between Arcimoto, Inc. and Bradley Woods & Co. Ltd	8-K	001-38213	1.1	June 30, 2020
1.3	Engagement Agreement dated July 8, 2020 between Arcimoto, Inc. and Bradley Woods & Co. Ltd	8-K	001-38213	1.1	July 9, 2020
1.4	Engagement Agreement dated November 19, 2020 between Arcimoto, Inc. and Bradley Woods & Co. Ltd	8-K	001-38213	1.1	November 20, 2020
1.5	Engagement Agreement dated November 23, 2020 between Arcimoto, Inc. and Bradley Woods & Co. Ltd	8-K	001-38213	1.1	November 24, 2020
1.6	Equity Distribution Agreement dated as of January 25, 2021 between Arcimoto and Canaccord Genuity LLC	8-K	001-38213	10.1	January 25, 2021
3.1(a)	Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(a)	March 29, 2019
3.1(b)	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(b)	March 29, 2019
3.1(c)	Second Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	8-K	001-38213	3.1(c)	May 16, 2019
3.1(d)	Third Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	-	-	-	filed herewith
3.2	Second Amended and Restated Bylaws of Arcimoto, Inc.	1-A	024-10710	2.2	August 8, 2017
4.1	Form of Warrant to Purchase Shares of Common Stock	8-K	001-38213	4.1	October 4, 2019
4.2	Description of Registrant’s Securities	-	-	-	filed herewith
10.1	Industrial Lease dated September 3, 2017 by and between Arcimoto, Inc. and 2034 LLC	8-K	024-10710	10.1	October 4, 2017
10.2	Arcimoto, Inc. Second Amended and Restated Stock Incentive Plan #	1-A	024-10710	6.1	August 8, 2017
10.3	Arcimoto, Inc. Amended and Restated 2015 Stock Incentive Plan #	1-A	024-10710	6.2	August 8, 2017
10.4	Arcimoto 2018 Omnibus Stock Incentive Plan	8-K	001-38213	10.4	June 13, 2018
10.5	Form of Notice of Stock Option Grant and Award Agreement #	8-K	001-38213	10.5	June 13, 2018
10.6	Form of Restricted Stock Award Agreement #	8-K	001-38213	10.6	June 13, 2018
10.7	Industrial Lease dated October 18, 2018 by and between Arcimoto, Inc. and TEJ Enterprises	10-K	001-38213	10.7	March 29, 2019
10.8	Amendment to Industrial Lease dated October 18, 2018 by and between Arcimoto, Inc. and TEJ Enterprises	10-K	001-38213	10.8	March 29, 2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.9	Exchange Agreement by and between Arcimoto, Inc. and Mark Frohnmayer	8-K	001-38213	10.7	November 21, 2018
10.10	Form of Subscription Agreement for securities offered in registered offering	8-K	001-38213	10.8	November 21, 2018
10.11	Subscription Agreement with FOD Capital, LLC for shares and warrants and a senior secured note	8-K	001-38213	4.1	December 28, 2018
10.12	Warrant to purchase common stock issued to FOD Capital, LLC	8-K	001-38213	4.2	December 28, 2018
10.13	Senior Secured Note issued in favor of FOD Capital, LLC	8-K	001-38213	10.1	December 28, 2018
10.14	Security Agreement dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.2	December 28, 2018
10.15	Intellectual Property Security Agreement dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.3	December 28, 2018
10.16	Collateral Assignment of Lease dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.4	December 28, 2018
10.17	Securities Purchase Agreement, dated March 24, 2019	8-K	001-38213	10.1	March 25, 2019
10.18	Convertible Promissory Note, dated as of September 12, 2019, by the Company in favor of FOD Capital, LLC	8-K	001-38213	10.1	September 18, 2019
10.19	Form of Securities Purchase Agreement, dated as of October 3, 2019, by and between the Company and prospective purchasers	8-K	001-38213	10.1	October 4, 2019
10.20	Agreement, dated as of February 4, 2020, by and among Arcimoto, Inc., Brickell Financial Services-Motor Club, Inc. (d/b/a Road America Motor Club) and Road America Motor Club, Inc	8-K	001-38213	10.1	February 6, 2020
10.21	Promissory Note payable to Seattle Bank dated May 5, 2020	8-K	001-38213	10.1	May 7, 2020
10.22	Form of Securities Purchase Agreement, dated as of June 11, 2020, by and among Arcimoto, Inc. and the purchasers party thereto	8-K	001-38213	10.1	June 11, 2020
10.23	Form of Securities Purchase Agreement, dated as of June 30, 2020, by and among Arcimoto, Inc. and the purchasers party thereto	8-K	001-38213	10.1	June 30, 2020
10.24	Form of Securities Purchase Agreement, dated as of July 9, 2020, by and among Arcimoto, Inc. and the purchasers party thereto	8-K	001-38213	10.1	July 9, 2020
10.25	Form of Securities Purchase Agreement, dated as of November 20, 2020, by and among Arcimoto, Inc. and the purchasers party thereto	8-K	001-38213	10.1	November 20, 2020
10.26	Form of Securities Purchase Agreement, dated as of November 24, 2020, by and among Arcimoto, Inc. and the purchasers party thereto	8-K	001-38213	10.1	November 24, 2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27	Purchase Agreement between Arcimoto, Inc. and RLA Holdings, LLC	8-K	001-38213	10.1	January 6, 2021
10.28	Employment Agreement with Mark D. Frohnmayer dated as of January 1, 2021 #	8-K	001-38123	10.2	January 6, 2021
10.29	Arcimoto, Inc. Director Compensation Plan #	8-K	001-38123	10.3	January 6, 2021
10.30	Asset Purchase Agreement dated January 22, 2021 between Arcimoto, Inc. and Tilting Motor Works, Inc.	8-K	001-38123	2.04	January 25, 2021
23.1	Consent of dbbmckennon, Independent Registered Public Accounting Firm	-	-	-	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
101.INS	Inline XBRL Instance Document	-	-	-	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	-	-	-	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	-	-	-	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: March 31, 2022	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Chief Financial Officer

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

Signature	Capacity	Date

/s/ Mark Frohnmayer	President, Chief Executive Officer and	March 31, 2022
Mark Frohnmayer	Chairman of the Board of Directors (principal executive officer)

/s/ Douglas M. Campoli	Chief Financial Officer	March 31, 2022
Douglas M. Campoli	(principal financial and principal accounting officer)

/s/ Terry Becker	Chief Operating Officer and Director	March 31, 2022
Terry Becker

/s/ Nancy Calderon	Director	March 31, 2022
Nancy Calderon

/s/ Joshua S. Scherer	Director	March 31, 2022
Joshua S. Scherer

/s/ Jesse G. Eisler	Director	March 31, 2022
Jesse G. Eisler

/s/ Galileo Russell	Director	March 31, 2022
Galileo Russell