Form 10-Q
period 2022-03-31
Arcimoto Inc
filed 2022-05-16
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

As of May 13, 2022, there were approximately 38,779,766 shares of the registrant’s common stock issued and outstanding.

ARCIMOTO, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

i

PART I - FINANCIAL INFORMATION

ARCIMOTO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Item 1. Financial Statements

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$5,228,416	$16,971,320
Accounts receivable, net	124,133	127,860
Inventory	8,986,727	7,856,105
Prepaid inventory	2,895,916	2,637,688
Other current assets	2,934,019	2,440,322
Total current assets	20,169,211	30,033,295

Property and equipment, net	25,645,122	24,338,907
Intangible assets, net	9,675,201	9,885,680
Deferred offering costs	—	24,000
Operating lease right-of-use assets	1,674,614	—
Security deposits	117,468	117,468
Total assets	$57,281,616	$64,399,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,024,595	$2,016,283
Accrued liabilities	2,640,663	2,352,034
Customer deposits	1,104,088	817,137
Notes payable	1,659,417	2,039,367
Current portion of finance lease obligations	386,127	352,294
Current portion of equipment notes payable	490,785	493,160
Current portion of warranty reserve	347,437	331,485
Current portion of deferred revenue	112,566	111,166
Current portion of operating lease liabilities	578,055	—
Deferred rent	—	101,550
Total current liabilities	8,343,733	8,614,476

Finance lease obligations	580,489	712,511
Equipment notes	1,088,590	1,185,060
Warranty reserve	311,567	330,015
Operating lease liabilities	1,177,931	—
Long-term deferred revenue	6,750	9,000
Total long-term liabilities	3,165,327	2,236,586

Total liabilities	11,509,060	10,851,062

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common Stock, no par value, 100,000,000 shares authorized; 38,225,674 and 37,643,591 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	154,283,555	150,502,566
Additional paid-in capital	8,434,961	7,038,124
Accumulated deficit	(116,945,960)	(103,992,402)
Total stockholders’ equity	45,772,556	53,548,288
Total liabilities and stockholders’ equity	$57,281,616	$64,399,350

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$650,233	$1,393,975
Cost of goods sold	4,047,272	3,244,507
Gross loss	(3,397,039)	(1,850,532)

Operating expenses:
Research and development	3,906,585	2,407,695
Sales and marketing	2,926,505	964,447
General and administrative	2,698,953	2,420,613
Total operating expenses	9,532,043	5,792,755

Loss from operations	(12,929,082)	(7,643,287)

Other (income) expense:
Interest expense	49,735	52,227
Other income	(25,259)	(14,154)

Loss before income tax benefit	(12,953,558)	(7,681,360)

Income tax benefit	—	2,938,848

Net loss	$(12,953,558)	$(4,742,512)

Weighted average common shares - basic and diluted	37,966,972	35,327,316
Net loss per common share - basic and diluted	$(0.34)	$(0.13)

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2020	34,187,555	$100,236,178	$3,876,503	$(56,428,651)	$47,684,030

Issuance of common stock for accounts payable	11,000	146,300	—	—	146,300
Issuance of common stock for cash, net of offering costs of $543,523	581,782	13,526,512	—	—	13,526,512
Issuance of common stock for the acquisition of TMW	436,339	13,038,355	—	—	13,038,355
Exercise of warrants	486,429	1,714,663	(57,162)	—	1,657,501
Exercise of stock options	54,985	193,841	(65,854)	—	127,987
Stock-based compensation	—	—	660,479	—	660,479
Net loss	—	—	—	(4,742,512)	(4,742,512)
Balance at March 31, 2021	35,758,090	$128,855,849	$4,413,966	$(61,171,163)	$72,098,652

Balance at December 31, 2021	37,643,591	$150,502,566	$7,038,124	$(103,992,402)	$53,548,288

Issuance of common stock for cash, net of offering costs of $204,763	560,291	3,713,650	—	—	3,713,650
Exercise of stock options	21,792	67,339	(14,274)	—	53,065
Stock-based compensation	—	—	1,411,111	—	1,411,111
Net loss	—	—	—	(12,953,558)	(12,953,558)
Balance at March 31, 2022	38,225,674	$154,283,555	$8,434,961	$(116,945,960)	$45,772,556

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(12,953,558)	$(4,742,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	707,459	429,561
Non-cash operating lease costs	134,683	—
Stock-based compensation	1,411,111	660,479
Deferred income tax benefit	—	(2,938,848)
Changes in operating assets and liabilities:
Accounts receivable	3,727	3,235
Inventory	(1,130,621)	(196,362)
Prepaid inventory	(258,228)	83,498
Other current assets	(493,698)	(85,698)
Accounts payable	(1,328,013)	1,001,434
Accrued liabilities	288,628	98,007
Customer deposits	286,951	(81,108)
Operating lease liabilities	(136,165)	—
Warranty reserve	(2,496)	76,052
Deferred revenue	(850)	148,040
Net cash used in operating activities	(13,471,070)	(5,544,222)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,485,565)	(598,461)
Security deposits	—	(24,083)
Cash paid for acquisition of Tilting Motor Works	—	(1,754,083)
Net cash used in investing activities	(1,485,565)	(2,376,627)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	3,942,413	14,070,035
Payment of offering costs	(204,763)	(543,523)
Proceeds from exercise of warrants	—	1,657,501
Proceeds from the exercise of stock options	53,065	127,987
Payment on finance lease obligations	(98,189)	—
Payment on equipment notes	(119,927)	(61,156)
Proceeds from equipment notes	21,082	204,661
Repayment of equipment notes	—	(88,583)
Repayment of notes payable	(379,950)	(247,331)
Net cash provided by financing activities	3,213,731	15,119,591

Net (decrease)/increase in cash and cash equivalents during the period	(11,742,904)	7,198,742
Cash and cash equivalents at beginning of period	16,971,320	39,451,401
Cash and cash equivalents at end of period	$5,228,416	$46,650,143

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$53,948	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for Tilting Motor Works acquisition	$—	$13,038,355
Issuance of common stock for settlement of accounts payable	$—	$146,300
Accounts payable for purchase of property and equipment	$317,630	$—

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: NATURE OF OPERATIONS

Arcimoto, Inc. (the “Company”, “We”, “Us”, or “Our”) was incorporated in the State of Oregon on November 21, 2007. The Company’s mission is to catalyze the global shift to a sustainable transportation system. Over the past 14 years, the Company has developed a new vehicle platform designed around the needs of everyday drivers. Having approximately one-third the weight and one-third of the footprint of the average car, the Arcimoto platform’s purpose is to bring the joy of ultra-efficient, pure electric driving to the masses. To date, the Company has introduced six vehicle products built on this platform that target specific niches in the vehicle market: our flagship product, the Fun Utility Vehicle® (“FUV®”), for everyday consumer trips; the Deliverator® for last-mile delivery and general fleet utility; the Rapid Responder™ for emergency services and security; the Cameo™ for film, sports and influencers; the Arcimoto Roadster, an unparalleled pure-electric on-road thrill machine, and the Arcimoto Flatbed that has a pick-up style flatbed instead of an enclosed cargo area.

Concentration risk

The Company is dependent on one supplier for its battery supply that is a key component of its main product line. Any disruption in supply chain or significant price increase may impact Arcimoto's production volume and costs, which will affect the Company's long-term goal of sustainable profitability.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception and management expects losses to continue for the foreseeable future. The Company has its standing ability to generate additional funds through its remaining at-the-market (“ATM”) offering of up to approximately $93,700,000, which is in excess of cash needed for the next twelve months. In the event that additional funding is needed to sustain the business, the Company anticipates being able to obtain such funds through the capital markets and/or by re-financing its long-lived assets.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2022, and the results of its operations for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. Results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended  December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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

Inventory

Inventory is stated at the lower of cost ((using the first-in, first-out method (“FIFO”)) or net realizable value. Inventories consist of purchased electric motors, electrical storage and transmission equipment, and component parts.

	March 31,	December 31,
	2022	2021
Raw materials	$8,376,312	$7,089,033
Work in progress	83,489	70,243
Finished goods	526,926	696,829
Total	$8,986,727	$7,856,105

The Company is required to remit partial prepayments for some purchases of its inventories acquired from overseas vendors which are included in prepaid inventory. The Company is currently selling vehicles below the base cost of a finished unit. Accordingly, the Company expensed all labor and overhead as period costs and recorded an allowance to reduce inventories to net realizable value of approximately $933,000 and $826,000 as of March 31, 2022 and   December 31, 2021, respectively. The amount expensed for all labor and overhead was approximately $3,050,000 and $1,785,000 for the three months ended March 31, 2022 and March 31, 2021, respectively.

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

Net Loss per Share

The Company’s computation of loss per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., common stock warrants and common stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Basic and diluted loss per common share is the same for all periods presented because all common stock warrants and common stock options outstanding were anti-dilutive.

During the three months ended  March 31, 2022 and 2021, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below calculated using the Treasury Stock Method, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Three Months Ended
	March 31,
	2022	2021
Options and other instruments under the 2012, 2015, and 2018 Plans to purchase common stock	$1,267,697	$3,094,548
Underwriters and investors warrants issued outside of an EEP	—	76,402
Total	$1,267,697	$3,170,950

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than 12 months. Based on certain criteria, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. In November 2019, the FASB delayed the effective date for Topic 842 to fiscal years beginning after December 15, 2020 for private companies and emerging growth companies, and interim periods within those years, with early adoption permitted. In June 2020, the FASB issued ASU No 2020-05 that further delayed the effective date of Topic 842 to fiscal years beginning after December 15, 2021. We adopted this new standard on January 1, 2022. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date, as opposed to the earliest period presented under the modified retrospective transition approach and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. Most of the Company's operating lease commitments are subjected to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption of Topic 842, which increased the total assets and total liabilities that the Company reports relative to such amounts prior to adoption. The adoption of ASU 2016-02 did not have a material impact on Arcimoto’s Statement of Operations. Upon adoption on January 1, 2022, the Company recorded an operating lease right-of-use asset for approximately $1,800,000 and an operating lease liability of approximately $1,900,000. See Note 8 "Leases" for further disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the current incurred loss methodology with an expected loss methodology which is referred to as the current expected credit loss (“CECL”) methodology. The measurement of credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivables and trace accounts receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investment in leases recognized by a lessor in accordance with Accounting Standards Codification (“ASC”) Topic 842 – Leases. ASU 2016-13 also made changes to the accounting for available-for-sale debt securities and requires credit losses to be presented as an allowance rather than as a write-down on such securities management does not intend to sell or believes that it is more likely than not they will be required to sell. The Company is required to adopt ASU 2016-13 on January 1, 2023 and has not completed its assessment of ASU 2016-13’s impact on its financial statements.

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

The following unaudited proforma financial information presents the consolidated results of operations of the Company and TMW for the three months ended March 31, 2021, as if the acquisition had occurred as of the beginning of the first period presented instead of on February 4, 2021. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The proforma financial information for the Company and TMW is as follows:

For the Three Months Ended
March 31,
2021
Revenues	$1,403,954
Net loss attributable to common stockholders	$(7,911,783)
Net loss per basic and diluted common share	$(0.22)
Weighted average common shares outstanding:
Basic and diluted	35,327,316

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: PROPERTY AND EQUIPMENT

As of March 31, 2022 and   December 31, 2021, our property and equipment consisted of the following:

	March 31,	December 31,
	2022	2021
Land	$4,743,526	$4,743,526
Buildings	8,006,474	8,006,474
Machinery and equipment	7,496,683	7,282,960
Fixed assets in process	4,433,881	3,269,532
Leasehold improvements	1,178,979	1,165,231
FUV fleet	1,471,534	1,471,534
FUV rental fleet	1,704,532	1,315,980
Computer equipment and software	258,309	258,309
Vehicles	577,598	419,661
Furniture and fixtures	52,007	52,007
Total property and equipment	29,923,523	27,985,214
Less: Accumulated depreciation	(4,278,401)	(3,646,307)
Total	$25,645,122	$24,338,907

Fixed assets in process are primarily comprised of building improvements that have not yet been completed and machinery & equipment. Completed assets are transferred to their respective asset class and depreciation begins when the asset is placed in service. FUV fleet consists of marketing and other non-revenue generating vehicles. FUV rental fleet consists of rental revenue generating vehicles.

On December 23, 2020, the Company entered into an agreement to purchase certain buildings totaling approximately 187,000 square feet, and approximately 6.6 acres of real estate located within the City of Eugene, Oregon. The Company has agreed to purchase the properties commonly known as 311 Chambers Street and 1480 West 3rd Avenue, from RLA Holdings, LLC for the total purchase price of $10,250,000. The Company pledged $80,000 as earnest money for the transaction. During the first quarter of 2021, an additional 4.1 acres and 33,000 square feet of buildings to the south commonly known as 1593 W. 5th Ave. Eugene, Oregon was added to the purchase agreement totaling $2,500,000. The total sales price was increased to $12,750,000. The purchase was contingent upon the Company’s complete and unconditional approval of: (i) the property and its physical condition, zoning and land use restrictions, and all systems, utilities, and access rights pertaining to the property; (ii) the seller’s documents; (iii) securing financing; (iv) a Phase I environmental assessment and all appropriate inquiries investigation so as to protect the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"); and (v) anything else the Company deems necessary. On March 15, 2021, the due diligence was completed and the Company paid the $80,000 earnest money. On April 19, 2021, the Company closed and completed the purchase of the properties described above. RLA Holdings, LLC will be permitted to rent back the 311 Chambers St property after closing for up to six (6) months at a rate of $50,000 per month plus all utilities, taxes, insurance, and maintenance expenses. $25,000 was deducted from the purchase price at the closing to cover the tenant’s security deposit. $1,250,000 was deducted at the closing and will be paid in one year from the closing date. The payment was deferred to July 2022. This sum is secured by a zero interest note. The Company intends to utilize these properties to improve its production capabilities. The new facility became operational during the first quarter of 2022, and is expected to be completed by the end of 2023. The purchases described above are allocated to property and equipment as land and buildings.

Depreciation expense was approximately $497,000 and $299,000 during the three months ended March 31, 2022 and three months ended March 31, 2021, respectively.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5: INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

		March 31, 2022
	Estimated
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Book Value
Tradename and trademarks	14	$2,052,000	$(166,971)	$1,885,029
Proprietary technology	13	7,010,000	(622,683)	6,387,317
Customer relationships	10	1,586,000	(183,145)	1,402,855
		$10,648,000	$(972,799)	$9,675,201

		December 31, 2021
	Estimated
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Book Value
Tradename and trademarks	14	$2,052,000	$(130,950)	$1,921,050
Proprietary technology	13	7,010,000	(487,875)	6,522,125
Customer relationships	10	1,586,000	(143,495)	1,442,505
		$10,648,000	$(762,320)	$9,885,680

Amortization expense was approximately $210,000 and $131,000 during the three months ended March 31, 2022 and 2021, respectively.

NOTE 6: CUSTOMER DEPOSITS

The Company has received refundable customer pre-orders ranging from $100 to $500 per vehicle for purposes of securing a place in a line to order its utility vehicle. As of March 31, 2022 and December 31, 2021, these refundable pre-orders total $412,300 and $424,300, respectively. In addition, Arcimoto also receives non-refundable customer deposits of $2,500 that are required for the Company to start production of their vehicles. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their pre-orders will no longer be refundable and additional deposit required must be paid prior to the start of the manufacturing process to completion. As of March 31, 2022 and December 31, 2021, these non-refundable deposits total $455,737 and $125,000, respectively.

The Company has also received approximately $175,300 and $227,400 of refundable deposits related to its TMW product line at March 31, 2022 and December 31, 2021, respectively. Arcimoto also receives non-refundable deposits as final payment prior to delivery of the final product line. These non-refundable deposits total approximately $60,751 and $40,400 at March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Company’s balance of deposits received was $1,104,088 and $817,137, respectively. Deposits are included in current liabilities in the accompanying condensed balance sheets. The Company also has customer deposits from its employees. However, the balances of these deposits at March 31, 2022 and December 31, 2021 are not material.

NOTE 7: NOTES PAYABLE

As of March 31, 2022, the Company has financed a total of approximately $2,618,000 of its capital equipment purchases with notes payable having monthly payments ranging from approximately $300 to $12,000, repayment terms ranging from 60 to 72 months, and effective interest rates ranging from 1.99% to 9.90%. Total monthly payments as of March 31, 2022 are approximately $51,000. These equipment notes mature ranging from January 2023 through February 2028. The balance of equipment financing notes payable was approximately $1,579,000 and $1,678,000 as of March 31, 2022 and  December 31, 2021, respectively.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8: LEASES

Operating Leases

The Company has active operating lease arrangements for office space and production facilities. The Company is typically required to make fixed minimum rent payments relating to its right to use the underlying leased asset. In accordance with the adoption of ASC 842, the Company recorded right-of-use assets and related lease liabilities for these leases as of January 1, 2022.

The Company has lease agreements which contain both lease and non-lease components, which it has elected to account for as a single lease component when the payments are fixed. As such, variable lease payments not dependent on an index or rate, such as real estate taxes, common area maintenance, and other costs that are subject to fluctuation from period to period are not included in lease measurement. The Company includes extensions in the determination of the lease term when it is reasonably certain that such options will be exercised.

The Company’s lease agreements do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate incremental borrowing rate. The Company benchmarked itself against other companies of similar credit ratings and comparable credit quality and derived an incremental borrowing rate to discount each of its lease liabilities based on the remaining lease term.

The components of operating lease expense recorded in the statement of operations were as follows:

Three Months Ended March 31, 2022
Operating lease cost	$172,465
Short-term lease cost	17,731
Total lease cost	$190,196

Variable lease cost for the three months ended March 31, 2022 was not material. The Company previously recorded rent expense on a straight-line basis and recognized rent expense of $140,413 for the three months ended March 31, 2021.

Right of use assets and lease liabilities for operating leases were recorded in the condensed balance sheets as follows:

March 31, 2022

Operating lease right-of-use assets	$1,674,614
Operating lease liabilities, current	$578,055
Operating lease liabilities, long-term	1,177,931
Total operating lease liabilities	$1,755,986

The weighted-average remaining lease term for operating leases was 3.1 years and the weighted-average incremental borrowing rate was 8.7% as of March 31, 2022.

Supplemental cash flow information related to the Company’s operating leases was as follows:

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$173,509

As of March 31, 2022, future minimum lease payments required under operating leases are as follows:

2022 (remainder)	$525,507
2023	683,041
2024	500,457
2025	230,858
2026	58,433
Thereafter	-
Total minimum lease payments	1,998,296
Less: imputed interest	(242,310)
Total	$1,755,986

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8: LEASES (Continued)

Finance leases

As of March 31, 2022, the Company has financed through lease agreements a total of approximately $1,956,000 of its capital equipment purchases with monthly payments ranging from approximately $600 to $9,000, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 3.87% to 9.52%. Total monthly finance lease payments as of March 31, 2022 are approximately $39,000. These lease obligations mature ranging from June 2022 through September 2026 and are secured by approximately $2,326,000 in underlying assets which have approximately $847,000 in accumulated depreciation as of March 31, 2022. The balance of finance lease obligations was approximately $966,616 and $1,065,000 as of March 31, 2022 and  December 31, 2021, respectively.

Right of use assets and lease liabilities for finance leases were recorded in the condensed balance sheets as follows:

March 31, 2022

Property and equipment, net	$1,760,984
Finance lease liabilities, current	$386,127
Finance lease liabilities, long-term	580,489
Total finance lease liabilities	$966,616

The weighted-average remaining lease term for finance leases was 3.21 years and the weighted-average incremental borrowing rate was 5.96% as of March 31, 2022.

Supplemental cash flow information related to the Company’s finance leases was as follows:

Three Months Ended March 31, 2022
Operating cash flows from finance leases	$15,275
Financing cash flows from finance leases	$(98,189)

As of March 31, 2022, future minimum lease payments required under finance leases are as follows:

2022 (remainder)	$323,977
2023	312,058
2024	165,241
2025	165,241
2026	93,185
Thereafter	-
Total minimum lease payments	$1,059,702
Less: imputed interest	(93,086)
Total	$966,616

NOTE 9: STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, no par value, of which 1,500,000 shares were designated as Series A-1 Preferred Stock and 2,000,000 are designated as Class C Preferred Stock. As of March 31, 2022 and  December 31, 2021, there were no shares issued or outstanding.

Common Stock

The Company has reserved a total of 6,240,686 and 6,262,478 shares of its common stock pursuant to the equity incentive plans (see Note 10) as of March 31, 2022 and  December 31, 2021, respectively. The Company has 5,192,416 and 3,973,629 stock units, options, and warrants outstanding under these plans as of March 31, 2022 and  December 31, 2021, respectively.

The Company has 122,238 shares of its common stock reserved for warrants issued outside of the equity incentive plans as of March 31, 2022 and  December 31, 2021.

Issuance of common stock for settlement of payable

The Company issued 11,000 common shares to an external party for services related to investor relations activities with a fair value of $146,300 during the three months ended March 31, 2021. The shares were valued based on the stock price at the time of the grant when the performance commitment was complete. The shares issued during the three months ended March 31, 2021 were to settle existing accounts payable. The Company did not issue any common shares for such activities during the three months ended March 31, 2022.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9: STOCKHOLDERS’ EQUITY (Continued)

Exercise of Stock Options and Warrants

A total of 21,792 employee options, with exercise prices ranging from $1.71 to $2.50 per share were exercised for total proceeds to the Company of $53,065 during the three months ended March 31, 2022. A total of 54,985 employee options, with exercise prices ranging from $1.71 to $4.52 per share were exercised for total cash proceeds to the Company of $127,987 during the three months ended March 31, 2021.

A total of 15,000 employee warrants, with an exercise price of $0.50 per share were exercised for total proceeds to the Company of $7,500 during the three months ended March 31, 2021.

A total of 471,429 warrants issued to an investor, with an exercise price of $3.50 per share were exercised for total proceeds to the Company of $1,650,001 during the three months ended March 31, 2021.

No warrants were exercised during the three months ended March 31, 2022.

Offerings of Common Stock

On January 25, 2021, the Company entered into an Equity Distribution Agreement (“EDA”) with Canaccord Genuity LLC (“Canaccord”) under which we may offer and sell shares of our common stock in connection with the EDA in an aggregate offering amount of up to $80,000,000 from time to time through Canaccord, acting exclusively as our sales agent (the “Offering”).

We issued and sold 581,782 shares of common stock during the three months ended March 31, 2021, in connection with the EDA at per share prices between $19.35 and $32.50, resulting in net proceeds to the Company of approximately $13,500,000 after subtracting offering expenses.

On January 14, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord, which replaced the EDA discussed above, under which we may offer and sell, from time to time, through or to Canaccord, as sales agent up to $100,000,000 of its common stock. We intend to use the net proceeds of the Sales Agreement primarily for working capital and general corporate purposes.

We issued and sold 560,291 shares of common stock during the three months ended March 31, 2022, in connection with the Sales Agreement at per share prices between $6.82 and $7.18, resulting in net proceeds to the Company of $3,713,650 after subtracting offering expenses.

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

Stock-based compensation, including stock options, warrants and stock issued for compensation and services is included in the statements of operations as follows:

	Three Months Ended
	March 31,
	2022	2021
Research and development	$329,900	$162,447
Sales and marketing	281,440	98,589
General and administrative	405,344	218,623
Cost of goods sold	394,427	180,520
Total	$1,411,111	$660,479

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

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10: STOCK-BASED PAYMENTS (Continued)

The 2018 Plan provides the Company the ability to grant to employees, directors, consultants, or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or NQSOs and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of March 31, 2022, the Company had 1,037,991 shares of common stock available to be issued under the 2018 Plan. Awards that are forfeited generally become available for grant under the 2018 Plan.

Stock-based compensation expense under the 2018 Plan for the three months ended March 31, 2022  and three months ended March 31, 2021 was approximately $1,392,380 and $638,907, respectively.

During the first quarter of 2022, qualified options to purchase 1,240,799 shares of common stock were granted  under the 2018 Plan with a grant date fair value of approximately $5,435,000. The options were valued using the Black-Scholes option pricing model with approximately a 6.1 year expected term, risk free interest rate of 1.7%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 96.98%. These options vest over three years.

During the first quarter of 2022, 29,645 restricted stock were issued to certain personnel with a grant date fair value of approximately $173,063. These shares were valued by using the closing date of Arcimoto’s stock price on the date of the grant. These awards vest immediately upon issuance.

Total compensation cost related to non-vested awards issued under the 2018 Plan not yet recognized as of March 31, 2022 was approximately $11,801,000 and will be recognized on a straight-line basis through 2.37 years based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

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

Employee stock-based compensation expense for the three months ended March 31, 2022 and three months ended March 31, 2021 related to the 2015 Plan was approximately $18,731 and $21,572, respectively.

Total compensation cost related to non-vested awards not yet recognized as of  March 31, 2022 was approximately $18,700. The amounts will be recognized on a straight-line basis through May 2023 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

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

The Company possesses insurance coverage to cover the litigation expenses with a deductible of $1,500,000. This amount was accrued in the previous year.

Additionally, from time to time, we might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12: RELATED PARTY TRANSACTIONS

Arcimoto may, from time to time, sell to its management and employees at a discounted price. Sales to such parties for the three months ended March 31, 2022 were not material. Also, from time to time, the Company may make certain purchases from an entity owned by the Chief Operating Officer. During the first quarter of 2022, the purchases were not material and the amount owed to the related party was zero at March 31, 2022.

On April 25, 2022, the Company entered into a $4,500,000 convertible promissory note agreement with Ducera Investments LLC, a related party because a partner at Ducera is also a member of the Board of Directors at Arcimoto. Further disclosures are presented in Note 14 - Subsequent Events.

NOTE 13: SEGMENT REPORTING

Segment

Arcimoto has three reportable segments that are identified based on its product lines and services: fun utility vehicles (“FUV”), rental and TMW. The FUV segment consists of the sale of its electric vehicle product lines while the rental segment‘s operations involve generating revenue from the short-term rental of its electric vehicles via various channels or networks. The TMW segment, as discussed above, engages in the design, production, sales, and installation of a bolt on kit that converts a two wheeled motorcycle into a tilting three wheeled motorcycle.

The reportable segments were identified based on how the Chief Operations Decision Maker (“CODM”), which in the Company’s case, is the Chief Executive Officer (“CEO”), allocates resources to the various operations. The following tables disclose the financial information used by the CODM in allocating Arcimoto’s resources.

March 31, 2022
	FUV	Rental	TMW	Total
Revenues	$515,317	$12,499	$122,417	$650,233

Operating Loss	$(12,202,326)	$(427,366)	$(299,390)	$(12,929,082)
Interest expense, net				49,735
Other Income				(25,259)
Net loss				$(12,953,558)

March 31, 2021
	FUV	Rental	TMW	Total
Revenues	$1,294,620	$7,250	$92,105	$1,393,975

Operating Loss	$(7,449,367)	$7,250	$(201,170)	$(7,643,287)
Interest expense, net				52,227
Other Income				(14,154)
Income tax benefit				(2,938,848)
Net loss				$(4,742,512)

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14: SUBSEQUENT EVENTS

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

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing with the Securities and Exchange Commission. The discussions that follow reflect this evaluation.

Subsequent to March 31, 2022, Arcimoto raised approximately $2,262,000 (net of offering costs) through its Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Agent, as sales agent up to $100,000,000 of shares (“Shares”) of its common stock.

On April 25, 2022, the Company ("debtor") entered into a $4,500,000 convertible promissory note agreement with Ducera Investments LLC ("Creditor") whereby the Debtor agrees to pay the creditor the amount borrowed plus interest accrued at an annual rate of 10%. The term of this note is five years unless conversion privileges are exercised. The Creditor has the option to convert the promissory note at any time prior to the maturity date, in full or in part, into the number of shares of common stock ("Common Stock"), no par value, of the Company equal to the amount determined by dividing the principal amount of this note plus the accrued interest by $7.00 ("Conversion Price"). At any time prior to the maturity date, the debtor may convert this note, in full or in part, at the Conversion Price provided that, in order to exercise the conversion (i) the closing share price of the Common Stock on the Nasdaq Stock Market LLC (the “Closing Share Price”) for the thirty (30) consecutive trading days prior to, and including, the conversion date exceeds the per share price required to provide the Holder with shares having a market value of at least 4.5 times $4,500,000 upon conversion.

On May 6, 2022, Arcimoto made a down payment of approximately $1,372,000 and financed approximately $2,059,000 for a purchase of capital equipment at an interest rate of approximately 4.6% for a term of 48 months.

On May 10, 2022, Arcimoto financed approximately $69,000 for a purchase of capital equipment at an interest rate of approximately 7.7% for a term of 51 months.

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

MD&A to end of document

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2022 and 2021 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Arcimoto, Inc. (the “Company”, “We”, “Us”, or “Our”) was incorporated in the State of Oregon on November 21, 2007, with the mission to catalyze the shift to a sustainable transportation system. We build light, electric, ultra-efficient vehicles that are incredibly fun to drive for a reason. Put simply, our vision is an untouched planet and more livable cities.

Today’s city is dominated by the traditional four-wheeled vehicle. We pave almost half our urban land for these giant, multi-ton, extractive machines that we almost always drive alone or with just one other person and leave parked and rusting for most of their useful lives.

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

We launched production of the FUV® in the third quarter of 2019, prior to the onset of the COVID-19 pandemic. In 2019, we produced 57 vehicles and sold 46 to customers. In 2020, Arcimoto produced 117 vehicles and sold 97. In 2021 Arcimoto produced 331 vehicles and sold 190 new and two pre-owned. During the first quarter ended March 31, 2022, we temporarily ceased production in order to move into our new production facilities in anticipation of future production growth. In addition, we certified a new battery module with new battery cells. In spite of the production transition and battery certification, Arcimoto produced 26 vehicles and delivered 24 new vehicles to customers during the first quarter of 2022. Production restarted in a new production line by the end of the first quarter of 2022.

The Company’s primary focus is on volume production planning in order to push to sustainable profitability. On April 19, 2021, the Company purchased an approximately 220,000 square foot facility to expand production capabilities. The Company is preparing the final draft of its application for the Federal Department of Energy’s Advanced Technology Vehicle Manufacturing Loan Program (“ATVMLP”) to secure funds necessary to execute our growth strategy.

Platform and Technologies

Arcimoto spent its first decade developing and refining eight generations of a new three-wheeled electric vehicle platform: a light-footprint, nimble reverse-trike architecture that features a low center of gravity for stability on the road; dual-motor front-wheel drive for enhanced traction; can be parked three to a space while carrying two large adults comfortably, and is more efficient, by an order of magnitude, than today’s gas-powered cars. The Company has secured 13 utility patents on various constituent technologies and vehicle platform architectures. As announced on June 10, 2020, Arcimoto has teamed with Munro & Associates to evaluate Arcimoto’s manufacturing processes and supply chain management in order to drive down costs and begin high-volume production of Arcimoto ultra-efficient electric vehicles. This project, which is estimated to take two years, progressed significantly, primarily due to the purchase of a new production facility, continued production ramp planning, and product architecture sourcing-selection across all major vehicle subsystems.

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

Arcimoto Flatbed

The Arcimoto Flatbed prototype was introduced at the FUV & Friends Summer Showcase on July 26, 2021. Similar to the Deliverator, it eschews the rear seat, this time for a pickup-style flatbed instead of an enclosed cargo area. Arcimoto announced a collaboration with an Eugene-based industry partner, and displayed a modular, expandable flatbed that could be used for the Flatbed model.

Autonomous Driverless Arcimoto

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

Development has continued to progress to the point where a vehicle was operated without a human on board.

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

Rental and Rideshare Model

We plan to augment this direct web purchase process with experience rental in key markets. This rental model gives prospective customers a direct experience with the physical product before purchasing. We opened our first Company-owned rental operations in San Diego, California and Eugene, Oregon in the second quarter of 2021. Additional rental vehicles are available at our franchise rental location, Arcimoto Key West in Key West, Florida, and at GoCars in San Francisco, California and various locations in Florida, Washington and Arizona. We entered into an agreement with the Graduate Hotel in Eugene, Oregon in the third quarter of 2021 to rent FUVs to hotel guests.

We plan to open additional Arcimoto-owned and operated rental locations in favorable markets in the future, while also further developing partner rental operations, and aggressively pursuing partners for those operations.

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

Vehicle Financing

We have secured multiple partners nationwide to apply for consumer financing on our website. We have expanded financing options for customers to pursue personal financing to purchase our FUVs.

Management Opportunities, Challenges and Risks

Demand, Production and Capital

Retail and Commercial FUV Pre-orders

As of March 31, 2022, we had 5,662 net FUV pre-orders placed with small refundable deposits or fleet order commitments, representing a slight decrease of 112, or approximately 2%, from the 5,774 pre-orders as of December 31, 2021.

We consider pre-orders to be strong sales leads, and use these leads as an indicator of market demand. Pre-orders are made up of small refundable cash deposits from individual retail customers and distribution agreements or nonbinding letters of intent from commercial customers that may or may not have deposited cash. The distribution of pre-orders since inception through March 31, 2022, is presented in the table below:

	Retail		Commercial		Total
	Vehicles	Dollars	Vehicles	Dollars	Vehicles	Dollars
Vehicles/Deposits	5,044	$531,124	1,800	$30,000	6,844	$561,124
Refunds	(923)	(92,324)	(259)	(29,600)	(1,182)	(121,924)
Total net pre-orders	4,121	438,800	1,541	400	5,662	439,200
Less purchases	(265)	(26,600)	(3)	(300)	(268)	(26,900)
Remaining	3,856	$412,200	1,538	$100	5,394	$412,300

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

Currently, we are dependent on a single supplier for our battery cells. During the third quarter of 2021, we received two types of battery cells, one of which has been discontinued. In order to use these cells, our engineering team is currently developing a module that will enable the utilization of these battery cell types. Upon development, regulatory testing will be conducted for compliance with government safety standards. This development and testing will occur concurrently with the planned pause in production discussed in the paragraph above. One of the battery cells was certified while another is in the last stages of certification. We do not expect any challenges in regard to the certification process.

The average sales price, including custom upgrade options, for the three months ended March 31, 2022 was $20,229, which is $2,329 or 13% above the base model price of $17,900. During the three months ended March 31, 2022, Arcimoto produced 26 vehicles, and delivered 24 new vehicles to customers. 19 vehicles were placed into service in rental operations and no vehicles were placed into service for Arcimoto fleet operations.

We have contracted with a constellation of industry partners to evaluate Arcimoto’s manufacturing processes and supply chain management in order to drive down costs and begin high-volume production of Arcimoto ultra-efficient electric vehicles. To date, substantial progress has been made in understanding the cost models for future vehicles based on current and anticipated supply chain conditions, ergonomic studies, planning for failure modes and effects analysis (“FMEA”), baseline ride-drive characteristics, mapping out European Union (“EU”) certification, cost reduction for manufacturing, lean manufacturing analysis, vehicle architecture sourcing-selection for all major subsystems and the technology roadmap for future vehicles and marketing roadmap.

We have conducted multiple pilot programs with various partners to add credence to the business case for a light weight rapid response electric vehicle. Rapid responders have been well received under these pilot programs.

We have several ongoing Deliverator pilot programs with individuals, municipalities, and corporate fleets. We have completed the first phase of tool-up for manufacture and production of the Deliverator, and we will continue to build Deliverators in low volume through the remainder of 2022, to support commercial new pilot programs.

Mean-Lean-Machine ("MLM")

We currently have received 773 pre-orders or $77,300 cash for our MLM product line. The MLM is an electric three-wheeled bicycle that incorporates our tilting technology.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

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

Our business has been consistently generating negative cash flow from operations, some of this is offset with better working capital management resulting in shorter days sales outstanding than days payable outstanding. We are also likely to see heightened levels of capital expenditures during certain periods depending on the specific pace of our capital-intensive projects and rising material prices and increasing supply chain and labor expenses resulting from changes in global trade conditions and labor availability associated with the COVID-19 pandemic. Moreover, while our stock price was significantly elevated during parts of 2021, we saw higher levels of exercise of investor warrants and options from employee equity plans, which obligates us to deliver shares pursuant to the terms of those agreements. Overall, we expect our ability to be self-funding to be achieved as we approach a sales volume of approximately 7,500 vehicles per year and as long as macroeconomic factors support growth in our sales, and engineering cost reductions and volume pricing improve materials cost.

Operating expenses increased by approximately 65%, or $3,739,000, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase was primarily due to, among other things, increased sales and marketing costs and research and development (“R&D”) expenses. Sales and marketing expenses increased as we ramped up our marketing efforts to achieve higher levels of sales growth. Research and development expenses increased as we pursued new and more efficient methods of production processes and continued to improve our technological design and development of our product lines. The number of employees increased by approximately 61%, from 170 as of March 31, 2021, to 273 employees as of March 31, 2022. The increased staff was needed to build out all parts of the Company for selling and servicing vehicles.

22

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

We may, from time to time, be subject to recalls due to, among other things, software glitches and/or faulty parts which may require us to provide warranty repairs to our customers. These additional warranties may have a negative impact on our financial resources, which may in turn, negatively impact our financial results.

Although we expect our acquisition of Tilting Motor Works, Inc. ("TMW") to positively impact our overall financial performance, the results may not justify our intangible asset values. If this occurs, we will have to consider the recoverability of our values placed on our intangible assets.

New Accounting Pronouncements

For a description of new accounting pronouncements, please refer to the “Summary of Significant Accounting Policies” in Note 2 to our Condensed Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”)) or net realizable value. We expense all labor and overhead costs as we are currently selling vehicles below the base cost of a finished unit. As such, our inventory costs consist mainly of material costs. Due to external economic conditions, including supply chain issues and inflation, among other things, such costs may fluctuate significantly over time and affect our results of operations. There had been no significant fluctuations in costs of the materials used in our inventory during the first quarter of 2022.

Results of Operations

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

The following table summarizes the Company’s results of operations:

	Three Months Ended
	March 31,		Change
	2022	2021	Dollars	Percentage
Revenue	$650,233	$1,393,975	$(743,742)	(53)%
Cost of goods sold	4,047,272	3,244,507	802,765	25%
Gross loss	(3,397,039)	(1,850,532)	(1,546,507)	84%

Operating expenses:
Research and development	3,906,585	2,407,695	1,498,890	62%
Sales and marketing	2,926,505	964,447	1,962,058	203%
General and administrative	2,698,953	2,420,613	278,340	11%
Total operating expenses	9,532,043	5,792,755	3,739,288	65%

Loss from operations	(12,929,082)	(7,643,287)	(5,285,795)	69%

Other (income) expense:
Interest expense	49,735	52,227	(2,492)	(5)%
Other income	(25,259)	(14,154)	(11,105)	78%

Loss before income tax benefit	(12,953,558)	(7,681,360)	(5,272,198)	69%

Income tax benefit	—	2,938,848	(2,938,848)	N/A

Net loss	$(12,953,558)	$(4,742,512)	$(8,211,046)	173%

Revenues

Total revenue decreased approximately $744,000 or 53% for the three months ended March 31, 2022, compared to the same period last year. The decrease was primarily due to a decline in our FUV sales as we temporarily ceased production in the first quarter of 2022 in order to move into our new production facilities in anticipation of future production growth. In addition, we certified a new battery module with new battery cells.

We had approximately $650,000 in revenue, comprising approximately $488,000 in net revenue from the sales of our vehicles, approximately $122,000 in TMW net revenue and approximately $40,000 in net revenue from used vehicles, rental fees, parts, delivery fees, merchandise and outside metal fabrication during the three months ended March 31, 2022. We had approximately $1,394,000 in revenue, comprising approximately $1,245,000 in revenue from the sales of our vehicles, approximately $92,000 and approximately $57,000  in revenue from merchandise and outside metal fabrication during the three months ended March 31, 2021.

Cost of Goods Sold

Cost of goods sold increased by approximately $803,000 or 25%, primarily driven by higher payroll costs due to additional hiring and company-wide cost of living payroll increases and higher manufacturing overhead as a result of ramping up our production operations and to a lesser extent, higher inventory losses due to purchase price variance.

We had approximately $4,047,000 in cost of goods sold (“COGS”), comprising approximately $493,000 for FUV material and freight costs from the sale of our vehicles, $135,000 related to our rental operations, $91,000 related to TMW, $70,000 in warranty costs, $208,000 from an adjustment to inventory for purchase price variance and scrap, and approximately $3,050,000 in manufacturing, labor, and overhead, during the three months ended March 31, 2022.  Included in the manufacturing, labor and overhead costs are payroll and employee-related costs of $1,900,000 while the remaining costs consist of consulting services, freight, and depreciation, among other things.

We had approximately $3,245,000 in COGS, comprising approximately $1,259,000 for FUV material and freight costs from the sale of our vehicles,  $67,000 related to TMW, $150,000 in warranty costs, $(16,000) from an adjustment to inventory for purchase price variance and scrap and other costs, and approximately $1,785,000  in manufacturing, labor, and overhead, during the three months ended March 31, 2021

Operating Expenses

Research and Development (“R&D”) Expenses

R&D expenses increased by $1,499,000 or 62% during the three months ended March 31, 2022 as compared to the same period last year primarily due to higher costs incurred in developing and/or improving new technology in connection with our product lines and also designing production processes in anticipation of future increases in production volume. The increase was due to higher consulting services and payroll costs as a result of additional hiring and cost of living payroll increases. R&D expenses for the three months ended March 31, 2022 and 2021 were approximately $3,907,000 and $2,408,000, respectively.

Sales and Marketing (“S&M”) Expenses

S&M expenses for the three months ended March 31, 2022 and 2021 were approximately $2,927,000 and $964,000, respectively. The primary reasons for the increase in sales and marketing expenses during the three months ended March 31, 2022 of approximately $1,962,000, or 203%, as compared to the prior period was increased costs related to the expansion of the sales and marketing department and higher activities to market our product lines via various forms ofcustomer communications. As markets opened up after the COVID-19 pandemic, we have expanded into new markets, conducted road shows and incurred expenses to increase our brand awareness. We have hired key sales and marketing personnel to support our sales growth strategy.

General and Administrative (“G&A”) Expenses

G&A expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the three months ended March 31, 2022 were approximately $2,699,000 as compared to approximately $2,421,000 for the same period last year, representing an increase of approximately $278,000, or 11%. The increase was primarily due to, among other things, higher payroll and payroll-related costs as a result of cost of living payroll increases and additional employees needed to support anticipated business growth.

Interest Expense

Interest expense for the three months ended March 31, 2022 was approximately $50,000, as compared to $52,000 during the three months ended March 31, 2021.

Other Income

Other income of approximately $25,000 for the three months ended March 31, 2022 primarily consists of among other things, non-refundable deposits that were forfeited due to order cancellations.

Other income of approximately $14,000 for the three months ended March 31, 2021.

Liquidity and Capital Resources

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

During the three months ended March 31, 2022, cash used in operating activities was approximately $13,471,000, which included a net loss of approximately $12,954,000, non-cash charges of $2,253,000 and changes in net working capital and other items that contributed to cash and cash equivalent reduction of approximately $2,771,000. Our net loss was primarily due to, among other things, (1) a decrease in revenue compared to the same period last year as we temporarily ceased production to move into our new production facilities, (2) spending on R&D expenditures to develop and improve new technology in connection with our product lines and new designs of our production processes in anticipation of future increases in production volume, and (3) spending on S&M expenses as we increased our sales force in order to ramp up our marketing efforts and activities to increase our brand awareness and conduct road shows. Our inventory increased in anticipation of future sales and production growth while our accounts payable decreased, primarily due to timing.

During the three months ended March 31, 2021, cash used in operating activities was approximately $5,544,000, which included a net loss of approximately $4,743,000, non-cash charges of approximately $(1,849,000), and changes in net working capital items of approximately $1,047,000.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the three months ended March 31, 2022, we paid approximately $1,486,000 to purchase property and equipment in anticipation of our future production growth.

During the three months ended March 31, 2021, we paid approximately $598,000 to purchase property and equipment, approximately $24,000 for security deposits, and $1,754,000 as part of the TMW acquisition.

Cash Flows from Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was approximately $3,214,000, compared to net cash provided by financing activities of approximately $15,120,000 during the three months ended March 31, 2021. Cash flows provided by financing activities during the three months ended March 31, 2022 comprised of proceeds from the issuance of common stock through our registered offerings of approximately $3,738,000 (net of offering costs of approximately $205,000), proceeds from the exercise of options of approximately $53,000, reduced by repayments of notes payable of approximately $380,000, and payments on capital lease obligations and equipment notes of approximately $218,000.

During the three months ended March 31, 2021, net cash provided by financing activities was approximately $15,120,000. Cash flows provided by financing activities during the three months ended March 31, 2021 mainly comprised of proceeds from the issuance of common stock through our S-3 offering of approximately $14,070,000 (net of offering costs of approximately $544,000), proceeds from exercise of stock options and warrants of approximately $1,786,000, proceeds from equipment notes of approximately $204,000, reduced by repayments of notes payable of approximately $247,000, repayment of equipment notes of approximately $89,000, payments on capital lease obligations amounting to approximately $61,000.

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

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended March 31, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ARCIMOTO, INC.

Date: May 16, 2022	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Chief Financial Officer (Principal Financial Officer)