Form 10-Q
period 2022-06-30
Arcimoto Inc
filed 2022-08-15
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of Aug 11, 2022, there were approximately 44,871,492 shares of the registrant’s common stock issued and outstanding.

ARCIMOTO, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

i

PART I - FINANCIAL INFORMATION

ARCIMOTO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Item 1. Financial Statements

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$5,013,024	$16,971,320
Accounts receivable, net	324,183	127,860
Inventory	11,440,467	7,856,105
Prepaid inventory	2,749,231	2,637,688
Other current assets	4,574,052	2,440,322
Total current assets	24,100,957	30,033,295

Property and equipment, net	27,413,184	24,338,907
Intangible assets, net	9,464,724	9,885,680
Deferred offering costs	—	24,000
Operating lease right-of-use assets	1,635,928	—
Security deposits	117,468	117,468
Total assets	$62,732,261	$64,399,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$2,757,973	$2,016,283
Accrued liabilities	2,711,170	2,352,034
Customer deposits	1,078,927	817,137
Notes payable	1,247,645	2,039,367
Current portion of finance lease obligations	392,476	352,294
Current portion of equipment notes payable	457,967	493,160
Current portion of warranty reserve	428,352	331,485
Current portion of deferred revenue	91,636	111,166
Current portion of operating lease liabilities	671,758	—
Deferred rent	—	101,550
Total current liabilities	9,837,904	8,614,476

Finance lease obligations	546,669	712,511
Equipment notes	1,042,400	1,185,060
Convertible note	6,726,790	—
Warranty reserve	352,567	330,015
Operating lease liabilities	1,043,483	—
Long-term deferred revenue	4,500	9,000
Total long-term liabilities	9,716,409	2,236,586

Total liabilities	19,554,313	10,851,062

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common Stock, no par value, 100,000,000 shares authorized; 41,770,760 and 37,643,591 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	166,999,962	150,502,566
Additional paid-in capital	10,528,288	7,038,124
Accumulated deficit	(134,350,302)	(103,992,402)
Total stockholders’ equity	43,177,948	53,548,288
Total liabilities and stockholders’ equity	$62,732,261	$64,399,350

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$1,499,341	$717,379	$2,149,574	$2,111,355
Cost of goods sold	6,104,337	3,248,061	10,151,609	6,472,812
Gross loss	(4,604,996)	(2,530,682)	(8,002,035)	(4,361,457)

Operating expenses:
Research and development	3,716,431	2,646,071	7,623,016	5,070,511
Sales and marketing	3,070,280	1,589,475	5,996,785	2,554,078
General and administrative	3,785,661	2,586,719	6,484,614	5,010,188
Total operating expenses	10,572,372	6,822,265	20,104,415	12,634,777

Loss from operations	(15,177,368)	(9,352,947)	(28,106,450)	(16,996,234)

Other (income) expense:
Gain on forgiveness of PPP loan	—	(1,078,482)	—	(1,078,482)
Unrealized loss on convertible note fair value	2,145,540	—	2,145,540	—
Interest expense	124,171	47,348	173,906	99,575
Other income	(45,937)	(75,279)	(71,196)	(89,433)

Loss before income tax benefit	(17,401,142)	(8,246,534)	(30,354,700)	(15,927,894)

Income tax (expense) benefit	(3,200)	(150)	(3,200)	2,938,698

Net loss	$(17,404,342)	$(8,246,684)	$(30,357,900)	$(12,989,196)

Weighted average common shares - basic and diluted	39,573,329	36,145,523	38,774,585	35,738,678
Net loss per common share - basic and diluted	$(0.44)	$(0.23)	$(0.78)	$(0.36)

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 31, 2021	35,758,090	$128,855,849	$4,413,966	$—	$(61,171,163)	$72,098,652

Issuance of common stock for cash, net of offering costs of $380,626	873,348	12,856,319	—	—	—	12,856,319
Exercise of warrants	100,000	51,733	(1,733)	—	—	50,000
Exercise of stock options	260,478	1,143,062	(338,851)	—	—	804,211
Stock subscribed on June 29, 2021	—	—	3,534,860	(3,534,860)	—	—
Stock-based compensation	—	—	677,866	—	—	677,866
Net loss	—	—	—	—	(8,246,684)	(8,246,684)
Balance at June 30, 2021	36,991,916	$142,906,963	$8,286,108	$(3,534,860)	$(69,417,847)	$78,240,364

Balance at March 31, 2022	38,225,674	$154,283,555	$8,434,961	$—	$(116,945,960)	$45,772,556

Issuance of common stock for cash, net of offering costs of $392,960	3,506,111	12,602,091	—	—	—	12,602,091
Issuance of common stock for RSU, net of tax	9,202	46,746	(76,200)	—	—	(29,454)
Common stock to external consultant	4,000	—	23,115	—	—	23,115
Equity awards issued to external consultants	—	—	351,572	—	—	351,572
Exercise of warrants	8,000	20,000	—	—	—	20,000
Exercise of stock options	17,773	47,570	(17,179)	—	—	30,391
Stock-based compensation	—	—	1,812,019	—	—	1,812,019
Net loss	—	—	—	—	(17,404,342)	(17,404,342)
Balance at June 30, 2022	41,770,760	$166,999,962	$10,528,288	$—	$(134,350,302)	$43,177,948

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2020	34,187,555	$100,236,178	$3,876,503	$—	$(56,428,651)	$47,684,030

Issuance of common stock for settlement of payable	11,000	146,300	—	—	—	146,300
Issuance of common stock for cash, net of offering costs of $924,149	1,455,130	26,382,831	—	—	—	26,382,831
Issuance of common stock for the acquisition of TMW	436,339	13,038,355	—	—	—	13,038,355
Exercise of warrants	586,429	1,766,397	(58,895)	—	—	1,707,502
Exercise of stock options	315,463	1,336,902	(404,704)	—	—	932,198
Stock subscribed on June 29, 2021	—	—	3,534,860	(3,534,860)	—	—
Stock-based compensation	—	—	1,338,344	—	—	1,338,344
Net loss	—	—	—	—	(12,989,196)	(12,989,196)
Balance at June 30, 2021	36,991,916	$142,906,963	$8,286,108	$(3,534,860)	$(69,417,847)	$78,240,364

Balance at December 31, 2021	37,643,591	$150,502,566	$7,038,124	$—	$(103,992,402)	$53,548,288

Issuance of common stock for cash, net of offering costs of $597,723	4,066,402	16,315,741	—	—	—	16,315,741
Issuance of common stock for RSU, net of tax	9,202	46,746	(76,200)	—	—	(29,454)
Common stock to external consultant	4,000	—	23,115	—	—	23,115
Equity awards issued to external consultants	—	—	351,572	—	—	351,572
Exercise of warrants	8,000	20,000	—	—	—	20,000
Exercise of stock options	39,565	114,909	(31,453)	—	—	83,456
Stock-based compensation	—	—	3,223,130	—	—	3,223,130
Net loss	—	—	—	—	(30,357,900)	(30,357,900)
Balance at June 30, 2022	41,770,760	$166,999,962	$10,528,288	—	$(134,350,302)	$43,177,948

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(30,357,900)	$(12,989,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,727,863	1,018,491
Gain on forgiveness of PPP loan	—	(1,078,482)
Unrealized loss on convertible note	2,145,540
Non-cash operating lease costs	281,405	—
Common stock to external consultant	23,115	—
Equity awards issued to external consultants	351,572	—
Stock-based compensation	3,223,130	1,338,344
Deferred income tax benefit	—	(2,938,848)
Changes in operating assets and liabilities:
Accounts receivable	(196,324)	(10,865)
Inventory	(3,584,362)	(821,151)
Prepaid inventory	(111,543)	(1,133,983)
Other current assets	(291,630)	(213,682)
Accounts payable	200,797	1,327,189
Accrued liabilities	410,932	884,322
Customer deposits	261,790	560,381
Operating lease liabilities	(284,946)	—
Warranty reserve	119,419	89,035
Deferred revenue	(24,030)	(52,500)
Net cash used in operating activities	(26,105,172)	(14,020,945)

INVESTING ACTIVITIES
Purchase of property and equipment	(5,608,086)	(13,737,013)
Security deposits	—	(24,083)
Cash paid for acquisition of Tilting Motor Works	—	(1,754,083)
Net cash used in investing activities	(5,608,086)	(15,515,179)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	16,913,464	27,306,980
Payment of offering costs	(597,723)	(924,149)
Proceeds from exercise of warrants	20,000	1,707,502
Proceeds from the exercise of stock options	83,456	932,198
Proceeds from equipment notes	65,243	293,710
Proceeds from convertible note	4,500,000	—
Payment on finance lease obligations	(194,660)	—
Payment on equipment notes	(245,451)	(329,069)
Payment of notes payable	(789,367)	(429,202)
Net cash provided by financing activities	19,754,962	28,557,970

Net (decrease)/increase in cash and cash equivalents during the period	(11,958,296)	(978,154)
Cash and cash equivalents at beginning of period	16,971,320	39,451,401
Cash and cash equivalents at end of period	$5,013,024	$38,473,247

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$98,524	$83,009
Cash paid during the period for income taxes	$150	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for Tilting Motor Works acquisition	$—	$13,038,355
Issuance of common stock for settlement of accounts payable	$—	$146,300
Note payable issued for purchase of property and equipment	$—	$1,250,000
Accounts payable for purchase of property and equipment	$522,198	$—
Other receivable due from capital lease financing	$—	$250,000
Portion of equipment acquired through finance leases	$69,000	$—

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: NATURE OF OPERATIONS

Arcimoto, Inc. (the “Company”, “We”, “Us”, or “Our”) was incorporated in the State of Oregon on November 21, 2007. The Company’s mission is to catalyze the global shift to a sustainable transportation system. Over the past 15 years, the Company has developed a new vehicle platform designed around the needs of everyday drivers. Having approximately one-third the weight and one-third of the footprint of the average car, the Arcimoto platform’s purpose is to bring the joy of ultra-efficient, pure electric driving to the masses. To date, the Company has introduced six vehicle products built on this platform that target specific niches in the vehicle market: our flagship product, the Fun Utility Vehicle® (“FUV®”), for everyday consumer trips; the Deliverator® for last-mile delivery and general fleet utility; the Rapid Responder™ for emergency services and security; the Cameo™ for film, sports and influencers; the Arcimoto Roadster, an unparalleled pure-electric on-road thrill machine, and the Arcimoto Flatbed that has a pick-up style flatbed instead of an enclosed cargo area.

Concentration risk

The Company is dependent on one supplier for its battery supply that is a key component of its main product line. Any disruption in supply chain or significant price increase may impact Arcimoto's production volume and costs, which will affect the Company's long-term goal of sustainable profitability. Also, the Company may from time to time experience shortages in obtaining materials and parts that are used in our production process as we depend on a limited number of suppliers for our inputs.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception and management expects losses to continue for the foreseeable future. The Company has its standing ability to generate additional funds through its remaining at-the-market (“ATM”) offering of up to approximately $73,798,000 as of August 15, 2022, which is in excess of cash needed for the next twelve months. In the event that additional funding is needed to sustain the business, the Company anticipates being able to obtain such funds through the capital markets and/or by re-financing its long-lived assets.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2022, and the results of its operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. Results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended  December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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

	June 30,	December 31,
	2022	2021
Raw materials	$9,773,540	$7,089,033
Work in progress	370,514	70,243
Finished goods	1,296,413	696,829
Total	$11,440,467	$7,856,105

The Company is required to remit partial prepayments for some purchases of its inventories acquired from overseas vendors which are included in prepaid inventory. The Company is currently selling vehicles below the base cost of a finished unit. Accordingly, the Company expensed all labor and overhead as period costs and recorded an adjustment to reduce certain inventories to net realizable value of approximately $1,140,000 and $826,000 as of June 30, 2022 and  December 31, 2021, respectively. The amount expensed for all labor and overhead was approximately $4,024,000 and $2,398,000 for the three months ended June 30, 2022 and 2021, respectively. The amount expensed for all labor and overhead was approximately $7,073,000 and $4,183,000 for the six months ended June 30, 2022 and 2021 respectively.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

Intangible assets primarily consist of trade names/trademarks, proprietary technology, and customer relationships. These assets are amortized using the straight-line method over a period of 10 to 14 years. The Company assesses the recoverability of its finite-lived intangible assets when there are indications of potential impairment.

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

During the three months ended  June 30, 2022 and 2021, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below calculated using the Treasury Stock Method, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Options and other instruments under the 2012, 2015, and 2018 Plans to purchase common stock	$814,158	$2,314,891	$1,067,002	$2,600,955
Underwriters and investors warrants issued outside of an EEP	—	43,050	—	63,924
Conversion of convertible note, if-converted method	767,359	—	279,810	—
Total	$1,581,517	$2,357,941	$1,346,812	$2,664,879

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

In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)." ("ASU 2020-06"). ASU 2020-06 simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The Update also provides for expanded disclosure requirements to increase transparency. In summary, this ASU (1) simplifies the accounting for convertible instruments by reducing the number of accounting models by eliminating the models that require separation of a cash conversion or beneficial conversion feature from the host contract; (2) simplifies the derivatives scope exception by removing three of the conditions required to avoid derivative accounting and providing certain clarification regarding certain scenarios and scope exceptions and; (3) provide targeted improvements for calculating EPS by requiring the if-converted method for convertible instruments. The guidance is effective for smaller reporting companies for fiscal periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. Arcimoto has elected to adopt the provisions of this ASU effective January 1, 2022 and has applied the modified retrospective method of accounting for prior periods within the financial statements. The adoption has no impact on the Company's financial statements.

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

In the fourth quarter of 2021, Arcimoto conducted a goodwill impairment test and consequently wrote-off the entire amount of goodwill to the Company's Statement of Operations for the year ended December 31, 2021.

The following unaudited proforma financial information presents the consolidated results of operations of the Company and TMW for the six months ended June 30, 2021, as if the acquisition had occurred as of the beginning of the first period presented instead of on February 4, 2021. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The proforma financial information for the Company and TMW is as follows:

For the Six Months Ended
June 30,
2021
Revenues	$2,121,334

Net loss attributable to common stockholders	$(13,248,445)
Net loss per basic and diluted common share	$(0.37)
Weighted average common shares outstanding:
Basic and diluted	35,738,678

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: PROPERTY AND EQUIPMENT

As of June 30, 2022 and  December 31, 2021, our property and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
Land	$4,743,526	$4,743,526
Buildings	8,006,474	8,006,474
Machinery and equipment	7,965,547	7,282,960
Fixed assets in process	5,698,629	3,269,532
Leasehold improvements	1,193,771	1,165,231
FUV fleet	1,540,922	1,471,534
FUV rental fleet	2,174,885	1,315,980
Computer equipment and software	278,509	258,309
Vehicles	712,130	419,661
Furniture and fixtures	52,007	52,007
Total property and equipment	32,366,400	27,985,214
Less: Accumulated depreciation	(4,953,216)	(3,646,307)
Total	$27,413,184	$24,338,907

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

On December 23, 2020, the Company entered into an agreement to purchase certain buildings totaling approximately 187,000 square feet, and approximately 6.6 acres of real estate located within the City of Eugene, Oregon for a total purchase price of $10,250,000 from RLA Holdings, LLC. The addresses of these building are 311 Chambers Street and 1480 West 3rd Avenue. During the first quarter of 2021, an additional 4.1 acres and 33,000 square feet of buildings to the south commonly known as 1593 W. 5th Ave. Eugene, Oregon was added to the purchase agreement totaling $2,500,000. As a result, the total sales price increased to $12,750,000. On April 19, 2021, the purchase was completed. $1,250,000 was deducted at the closing with the due date of this note being one year from the closing date. The payment was deferred to and paid off in July 2022. This note was secured by a zero interest note. The Company intends to utilize these properties to improve its production capabilities. The new facility became operational during the first quarter of 2022 and is expected to be completed by the end of 2023. The purchases described above are allocated to property and equipment as land and buildings.

Depreciation expense was approximately $810,000 and $1,307,000 during the three and six months ended June 30, 2022 and $378,000 and $677,000 during the three and six months ended June 30, 2021, respectively.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5: INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

		June 30, 2022
	Estimated
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Book Value
Tradename and trademarks	14	$2,052,000	$(202,990)	$1,849,010
Proprietary technology	13	7,010,000	(757,491)	6,252,509
Customer relationships	10	1,586,000	(222,795)	1,363,205
		$10,648,000	$(1,183,276)	$9,464,724

		December 31, 2021
	Estimated
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Book Value
Tradename and trademarks	14	$2,052,000	$(130,950)	$1,921,050
Proprietary technology	13	7,010,000	(487,875)	6,522,125
Customer relationships	10	1,586,000	(143,495)	1,442,505
		$10,648,000	$(762,320)	$9,885,680

Amortization expense was approximately $210,000 and $211,000 during the three months ended June 30, 2022 and 2021, respectively. Amortization expense was approximately $421,000 and $341,000 during the six months ended June 30, 2022 and 2021, respectively.

NOTE 6: CUSTOMER DEPOSITS

The Company has received refundable customer pre-orders ranging from $100 to $500 per vehicle for purposes of securing a place in a line to order its utility vehicle. As of June 30, 2022 and December 31, 2021, these refundable pre-orders total $413,400 and $424,300, respectively. In addition, Arcimoto also received non-refundable customer deposits of $2,500, which was reduced to $500 during the quarter ending June 30, 2022, that are required for the Company to start production of their vehicles. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their pre-orders will no longer be refundable and additional deposit required must be paid prior to the start of the manufacturing process to completion. As of June 30, 2022 and December 31, 2021, these non-refundable deposits total $443,300 and $125,000, respectively.

The Company has also received approximately $83,600 and $227,400 of refundable deposits related to its TMW product line as of  June 30, 2022 and December 31, 2021, respectively. Arcimoto also receives non-refundable deposits as final payment prior to delivery of the final product. These non-refundable deposits total approximately $38,600 and $40,400 as of  June 30, 2022 and December 31, 2021, respectively.

During the second quarter of  2022, the Company began to receive refundable deposits of $100 per unit for the recently announced Mean-Lean-Machine ("MLM"), the electric tilting trike. As of June 30, 2022, the balance of such deposits was $100,000 and is included as part of Customer Deposits on the Company's Condensed Balance Sheets.

As of June 30, 2022 and December 31, 2021, the Company’s balance of deposits received was approximately $1,078,900 and $817,100, respectively. Deposits are included in current liabilities in the accompanying condensed balance sheets. The Company also has customer deposits from its employees. However, the balances of these deposits as of June 30, 2022 and December 31, 2021 are not material.

NOTE 7: NOTES PAYABLE

As of June 30, 2022, the Company has financed a total of approximately $2,667,000 of its capital equipment purchases with notes payable having monthly payments ranging from approximately $300 to $12,000, repayment terms ranging from 60 to 72 months, and effective interest rates ranging from 1.99% to 9.90%. Total monthly payments as of June 30, 2022 are approximately $52,000. These equipment notes mature ranging from January 2023 through May 2028. The balance of equipment financing notes payable was approximately $1,500,000 and $1,678,000 as of June 30, 2022 and  December 31, 2021, respectively.

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

The components of operating lease expense recorded in the statement of operations were as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost	$183,514	$355,979
Short-term lease cost	34,520	52,251
Total lease cost	$218,034	$408,230

Variable lease cost for the three and six months ended June 30, 2022 was not material. The Company previously recorded rent expense on a straight-line basis and recognized rent expense of $183,000 and $323,000 for the three and six months ended June 30, 2021, respectively.

Right of use assets and lease liabilities for operating leases were recorded in the condensed balance sheets as follows:

June 30, 2022

Operating lease right-of-use assets	$1,635,928

Operating lease liabilities, current	$671,758
Operating lease liabilities, long-term	1,043,483
Total operating lease liabilities	$1,715,241

The weighted-average remaining lease term for operating leases was 3.0 years and the weighted-average incremental borrowing rate was 8.2% as of June 30, 2022.

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Month Ended June 30, 2022	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$186,887	$360,396

As of June 30, 2022, future minimum lease payments required under operating leases are as follows:

2022 (remainder)	$391,503
2023	745,288
2024	500,457
2025	230,858
2026	58,433
Thereafter	-
Total minimum lease payments	1,926,539
Less: imputed interest	(211,298)
Total	$1,715,241

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8: LEASES (Continued)

Finance leases

As of  June 30, 2022, the Company has financed through lease agreements a total of approximately $1,906,000 of its capital equipment purchases with monthly payments ranging from approximately $1,500 to $8,600, repayment terms ranging from 51 to 60 months, and effective interest rates ranging from 3.87% to 8.51%. Total monthly finance lease payments as of  June 30, 2022 are approximately $38,000. These lease obligations mature ranging from  June 2023 through  September 2026 and are secured by approximately $2,106,000 in underlying assets which have approximately $869,000 in accumulated depreciation as of  June 30, 2022. The balance of finance lease obligations was approximately $939,000 and $1,065,000 as of  June 30, 2022 and December 31, 2021, respectively.

Right of use assets and lease liabilities for finance leases were recorded in the condensed balance sheets as follows:

June 30, 2022

Property and equipment, net	$1,839,561

Finance lease liabilities, current	$392,476
Finance lease liabilities, long-term	546,669
Total finance lease liabilities	$939,145

The weighted-average remaining lease term for finance leases was 3.2 years and the weighted-average incremental borrowing rate was 5.78% as of June 30, 2022.

Supplemental cash flow information related to the Company’s finance leases was as follows:

Six Months Ended June 30, 2022
Operating cash flows from finance leases	$29,978
Financing cash flows from finance leases	$(194,660)

Amortization and interest expense information related to the Company’s finance leases was as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Amortization Expense	$50,143	95,105

Interest Expense	$14,703	29,979

As of June 30, 2022, future minimum lease payments required under finance leases are as follows:

2022 (remainder)	$225,525
2023	331,138
2024	184,321
2025	184,321
2026	104,315
Thereafter	-
Total minimum lease payments	$1,029,620
Less: imputed interest	(90,475)
Total	$939,145

NOTE 9: CONVERTIBLE NOTE

On April 25, 2022, the Company ("Debtor") entered into a $4,500,000 convertible promissory note agreement with Ducera Investments LLC - 2022 Series A ("Creditor") whereby the Debtor agrees to pay the Creditor the amount borrowed plus interest accrued at an annual rate of 10% compounded quarterly. Subject to certain conditions, interest on the promissory note accrues as additional principal. The term of this note is five years unless conversion privileges are exercised. Conversion can occur at the option of the Creditor, the Debtor or upon maturity and is described below:

(i) The Creditor has the option to convert the promissory note at any time prior to the maturity date, in full or in part, into the number of shares of common stock ("Common Stock"), no par value, of the Company equal to the amount determined by dividing the principal amount of this note plus the accrued interest by $7.00, subject to adjustment (as adjusted, the "Conversion Price"); (ii) at any time prior to the maturity date, the Debtor may convert the note, in full or in part, at the Conversion Price provided that, in order to exercise the conversion, the closing share price of the Common Stock on the Nasdaq Stock Market LLC (the “Closing Share Price”) for the thirty (30) consecutive trading days prior to, and including, the conversion date exceeds the per share price required to provide the Creditor with shares having a market value of at least 4.5 times $4,500,000 upon conversion; and (iii) if none of a Creditor’s election to convert shares or the Company’s election to convert shares has occurred, then upon the Maturity Date, the outstanding principal plus accrued interest on the note shall convert into shares of the common stock at the lesser of the Conversion Price and the greater of (x) the per share price required to provide the Creditor with shares having a market value of at least 4 times $4,500,000, and (y) $4.33 (the “Floor Conversion Price”). In the event that the notes are converted at the Floor Conversion Price, the Company shall also pay to the Creditor on the maturity date a cash payment equal to (x) the principal amount of the note at the maturity date minus (y) the Converted Equity Market Value (as defined below) divided by 4.  “Converted Equity Market Value” means the value of the shares of common stock delivered to the Creditor based on a share price equal to the lower of: (i) 10-day volume weighted average price of the common stock for the 10-days immediately prior to, but excluding, the maturity date and (ii) the Closing Share Price on the day immediately prior to the maturity date.

Arcimoto has elected to measure the note at fair value under ASC 825-10-25 to account for the convertible debt. In estimating the fair value of this debt, a binomial lattice methodology was used. The required inputs include the risk-free rate, the Company's stock volatility, stock price on valuation date, and a risk premium. The note's fair value measurement is classified as Level 2 under the fair value hierarchy as provided by ASC 820, "Fair Value Measurement." The fair valuation of this convertible note uses inputs other than quoted prices that are observable either directly or indirectly. Under this option, changes in fair value of the convertible debt are recorded as an unrealized loss on convertible note fair value in the Condensed Statements of Operations. As a result, the Company recorded an unrealized loss of $2,145,540 for the three and six months ended June 30, 2022.

NOTE 10: STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, no par value, of which 1,500,000 shares were designated as Series A-1 Preferred Stock and 2,000,000 are designated as Class C Preferred Stock. As of June 30, 2022 and  December 31, 2021, there were no shares issued or outstanding.

Common Stock

The Company has reserved a total of 6,195,913 and 6,262,478 shares of its common stock pursuant to the equity incentive plans (see Note 11) as of June 30, 2022 and  December 31, 2021, respectively. The Company has 5,528,585 and 3,973,629 stock units, options, and warrants outstanding under these plans as of June 30, 2022 and  December 31, 2021, respectively.

The Company has 122,238 shares of its common stock reserved for warrants issued outside of the equity incentive plans as of June 30, 2022 and  December 31, 2021. These warrants expired on August 15, 2022.

Issuance of common stock for settlement of payable

The Company issued 11,000 common shares to an external party for services related to investor relations activities with a fair value of $146,300 during the six months ended June 30, 2021. The shares were valued based on the stock price at the time of the grant when the performance commitment was complete. The shares issued during the six months ended June 30, 2021 were to settle existing accounts payable.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10: STOCKHOLDERS’ EQUITY (Continued)

Exercise of Stock Options and Warrants

A total of 17,773 employee options, with an exercise price of $1.71 per share, were exercised for total proceeds to the Company of $30,391 during the three months ended June 30, 2022. A total of 39,565 employee options, with exercise prices ranging from $1.71 to $2.50 per share, were exercised for total proceeds to the Company of $83,456 during the six months ended June 30, 2022. A total of 260,478 employee options, with exercise prices ranging from $1.71 to $4.52 per share, were exercised for total cash proceeds to the Company of $804,211 during the three months ended June 30, 2021. A total of 315,463 employee options, with exercise prices ranging from $1.71 to $4.52 per share, were exercised for total cash proceeds to the Company of approximately $932,198 during the six months ended June 30, 2021.

A total of 8,000 employee warrants, with exercise with an exercise price of $2.50 per share, were exercised for total proceeds to the Company of $20,000 during the three and six months ended June 30, 2022. A total of 100,000 employee warrants, with an exercise price of $0.50 per share, were exercised for total proceeds to the Company of $50,000 during the three months ended June 30, 2021. A total of 115,000 employee warrants, with an exercise price of $0.50 per share, were exercised for total proceeds to the Company of $57,500 during the six months ended June 30, 2021.

A total of 471,429 warrants issued to an investor, with an exercise price of $3.50 per share, were exercised for total proceeds to the Company of $1,650,001 during the six months ended June 30, 2021.

A total of 9,202 employee restricted stock units vested and were converted to common shares during the three and six months ended June 30, 2022.

No director deferred units were converted to common shares during the six months ended June 30, 2022 and 2021

Offerings of Common Stock

On January 25, 2021, the Company entered into an Equity Distribution Agreement (“EDA”) with Canaccord Genuity LLC (“Canaccord”) under which we may offer and sell shares of our common stock in connection with the EDA in an aggregate offering amount of up to $80,000,000 from time to time through Canaccord, acting exclusively as our sales agent (the “Offering”).

We issued and sold 1,455,130 shares of common stock during the six months ended June 30, 2021, in connection with the EDA at per share prices between $12.36 and $32.87, resulting in net proceeds to the Company of approximately $26,400,000 after subtracting offering expenses.

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

We issued and sold 3,506,111 shares of common stock during the three months ended June 30, 2022, in connection with the Sales Agreement at per share prices between $3.23 and $4.89, resulting in net proceeds to the Company of $12,602,091 after subtracting offering expenses. We issued and sold 4,066,402 shares of common stock during the six months ended June 30, 2022, in connection with the Sales Agreement at per share prices between $3.23 and $7.18, resulting in net proceeds to the Company of $16,315,741 after subtracting offering expenses.

NOTE 11: STOCK-BASED PAYMENTS

The Company has common stock, common stock units, and common stock purchase options and warrants reserved pursuant to the 2018 Omnibus Stock Incentive Plan (“2018 Plan”), Amended and Restated 2015 Stock Incentive Plan (“2015 Plan”) and the Second Amended and Restated 2012 Employee Stock Benefit Plan (“2012 Plan”).

Stock-based compensation, including stock options, warrants and stock issued for compensation is included in the statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$292,675	$109,127	$622,576	$271,574
Sales and marketing	408,215	118,969	689,654	217,558
General and administrative	534,479	278,211	939,823	496,834
Cost of goods sold	576,650	171,559	971,077	352,378
Total	$1,812,019	$677,866	$3,223,130	$1,338,344

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

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11: STOCK-BASED PAYMENTS (Continued)

The 2018 Plan provides the Company the ability to grant to employees, directors, consultants, or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or non-qualified stock options ('NQSOs") and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of June 30, 2022, the Company had 657,049 shares of common stock available to be issued under the 2018 Plan. Awards that are forfeited generally become available for grant under the 2018 Plan.

Stock-based compensation expense under the 2018 Plan for the three and six months ended June 30, 2022 was approximately $1,809,842 and $3,202,222, respectively. Stock-based compensation expense under the 2018 Plan for the three and six months ended June 30, 2021 was approximately $657,000 and $1,296,000, respectively.

During the first half of 2022, unqualified and qualified options to purchase 1,351,299 shares of common stock were granted to employees and vendors/consultants under the 2018 Plan with a grant date fair value of approximately $5,803,000. The options were valued using the Black-Scholes option pricing model with approximately a 6.1 year expected term, risk free interest rate of 1.8%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 97.14%. These options vest over three years.

During the first half of 2022, 395,276 restricted stock units were issued to certain personnel and outside consultants with a grant date fair value of approximately $1,406,000. These shares were valued by using the closing price of Arcimoto’s stock on the date of the grant. The majority of awards to external consultants vest over a one to three-year period except for 59,276 of the awarded units, which vested immediately upon issuance.

Total compensation cost related to non-vested option awards issued under the 2018 Plan not yet recognized as of June 30, 2022 was approximately $10,383,000 and will be recognized on a straight-line basis through 2.12 years based on the respective vesting periods. Total compensation cost related to non-vested restricted stock awards issued under the 2018 Plan not yet recognized as of June 30, 2022 was approximately $1,087,000 and will be recognized on a straight-line basis through 1.35 years based on the respective vesting periods. The amount of future stock compensation expense could be affected by any future grants or forfeitures.

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

Employee stock-based compensation expense for the three and six months ended June 30, 2022 related to the 2015 Plan was approximately $2,177 and $20,908, respectively. Employee stock-based compensation expense for the three and six months ended June 30, 2021 related to the 2015 Plan was approximately $20,622 and $42,194, respectively.

Total compensation cost related to non-vested awards not yet recognized as of  June 30, 2022 was approximately $4,100. The amounts will be recognized on a straight-line basis through May 2023 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option forfeitures.

NOTE 12: COMMITMENTS AND CONTINGENCIES

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

The Company, Mark Frohnmayer and Douglas Campoli have been sued in two putative class actions in the United States District Court for the Eastern District of New York, Barnette v. Arcimoto, Inc. et al. (Case No. 21-cv-02143 filed on April 19, 2021) and Gibson v. Arcimoto, Inc. et al. (Case No. 21-cv-02870 filed on May 20, 2021). The putative class actions purported to be on behalf of all those who purchased the Company’s common stock between February 14, 2018 and March 22, 2021. The allegations in the actions are based on the research report dated March 23, 2021 produced by Bonitas Research, LLC, a short seller of the Company’s common stock. The Barnette and Gibson actions were consolidated as In re Arcimoto, Inc. Securities Litigation (Case No. 21-cv-02143) on July 14, 2021, and a consolidated amended complaint was filed on September 20, 2021. Briefing on the defendants’ motion to dismiss the consolidated amended complaint was completed on March 11, 2022 and the Court has not yet issued a decision. No motion to certify a class has been filed at this time. The company believes it has substantial defenses to the claims asserted in this lawsuit and intends to vigorously defend this action. However, the Company cannot predict the outcome of these matters.

The Company is also a nominal defendant in two shareholder derivative lawsuits filed in the United States District Court for the Eastern District of New York, Liu v. Frohnmayer et al. (Case No. 21-cv-03702 filed on June 30, 2021) and Carranza v. Frohnmayer et al. (Case No. 21-cv-03888 filed on July 9, 2021), and a shareholder derivative lawsuit filed in the United States District Court for the District of Oregon, Laguerre v. Frohnmayer et al. (Case No. 21-cv-00982 filed on June 30, 2021) and Adams v. Frohnmayer et al. (Case No. 22-cv-00800 filed on June 1, 2022). Mark Frohnmayer, Douglas Campoli, Terry Becker, Nancy Calderon, Joshua Scherer, and Jesse Eisler are named as defendants in all four shareholder derivative suits. Jeff Curl is named as a defendant in Laguerre, Liu and Adams. The allegations in the shareholder derivative lawsuits largely arise from the Bonitas report referenced above. The Liu and Carranza actions were consolidated on August 4, 2021 as In re Arcimoto, Inc. Derivative Litigation (Lead Case No. 21-cv-03702). An unopposed motion to stay the Adams action has been filed and is still pending. The other derivative actions are currently stayed. The Company believes it has substantial defenses to the claims asserted and intends to vigorously defend the actions. However, the Company cannot predict the outcome of these matters.

The Company possesses insurance coverage to cover the litigation expenses with a deductible of $1,500,000. The Company has an accounting policy to record an accrual of legal costs on the basis of an estimate of future legal costs. The amount of accrued litigation expenses at June 30, 2022 is approximately $1,179,000.

Additionally, from time to time, we might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13: RELATED PARTY TRANSACTIONS

Arcimoto may, from time to time, sell to its management and employees at a discounted price. Sales to such parties for the three and six months ended June 30, 2022 were not material. Also, from time to time, the Company may make certain purchases from an entity owned by the Chief Operating Officer. During the first half of 2022, the purchases were not material and the amount owed to the related party was zero at June 30, 2022.

On April 25, 2022, the Company entered into a $4,500,000 convertible promissory note agreement with Ducera Investments LLC, a related party because a partner at Ducera is also a member of the Board of Directors at Arcimoto. Further disclosures are presented in Note 9 - Convertible Note.

NOTE 14: SEGMENT REPORTING

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

	For the three months ended
	June 30, 2022				June 30, 2021
	FUV	Rental	TMW	Total	FUV	Rental	TMW	Total
Revenues	$1,015,038	53,818	430,485	1,499,341	$670,083	16,618	30,678	717,379

Operating Loss	(14,352,646)	(513,128)	(311,594)	(15,177,368)	(8,952,043)	16,617	(417,521)	(9,352,947)
Gain on forgiveness of PPP loan				-				(1,078,482)
Unrealized loss on convertible note fair value				2,145,540				-
Interest expense, net				124,171				47,348
Other Income				(45,937)				(75,279)
Income tax expense				3,200				150
Net loss				(17,404,342)				(8,246,684)

	For the six months ended
	June 30, 2022				June 30, 2021
	FUV	Rental	TMW	Total	FUV	Rental	TMW	Total
Revenues	$1,530,355	66,317	552,902	2,149,574	$1,964,703	23,868	122,784	2,111,355

Operating Loss	(26,344,494)	(940,494)	(821,462)	(28,106,450)	(16,401,410)	23,868	(618,692)	(16,996,234)
Gain on forgiveness of PPP loan				-				(1,078,482)
Unrealized loss on convertible note fair value				2,145,540				-
Interest expense, net				173,906				99,575
Other Income				(71,196)				(89,433)
Income tax expense (benefit)				3,200				(2,938,698)
Net loss				(30,357,900)				(12,989,196)

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15: SUBSEQUENT EVENTS

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

On July 29, 2022, Arcimoto's shareholders approved the 2022 Omnibus Stock Incentive Plan (the "2022 Plan"). The 2022 Plan enables the Company to provide additional incentives or awards to Employees, Directors and Consultants. These maximum aggregate number of shares which may be issued pursuant to all awards is 2,000,000 shares.

Subsequent to June 30, 2022, Arcimoto raised approximately $9,033,370 (net of offering costs) as of August 15, 2022 through its Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Agent, as sales agent up to $100,000,000 of shares (“Shares”) of its common stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2022 and 2021 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

We have developed a new, human-scale three-wheeled electric vehicle platform, featuring dual-motor front wheel drive, a battery pack sized to meet the range needs of the vast majority of typical trips, and an optimized center of gravity for a nimble, balanced driving experience. On this platform, we currently manufacture a family of products targeting a wide range of everyday uses: the Fun Utility Vehicle® (“FUV®”), for daily driving, rideshare and rental, the Deliverator for last-mile delivery of essential food and goods, the Rapid Responder® for emergency services and security, the Flatbed for general fleet utility, and the Roadster, a pure fun machine that drives like nothing else on the road.

The following table depicts our production, deployment and sales by quarter:

	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Overall
Finished Good Inventory	0	8	20	12	10	9	23	61	45	35	18	55
Deployed into rental	0	0	0	0	0	0	7	12	15	25	19	20	98
Deployed into fixed assets	0	2	1	7	0	11	7	4	15	28	0	4	79
Sales	2	44	27	11	31	28	60	31	64	37	24	41	400
Production	2	54	40	10	29	38	88	85	78	80	26	102	632

The Company’s primary focus is on volume production planning in order to push to sustainable profitability. On April 19, 2021, the Company purchased an approximately 220,000 square foot facility to expand production capabilities. The Company has continued to execute its growth strategy while preparing to secure lower cost non-dilutive financing.

Platform and Technologies

Arcimoto is fundamentally a technology company. Its first decade was spent developing and refining eight generations of a new three-wheeled electric vehicle platform: a light-footprint, nimble reverse-trike architecture that features a low center of gravity for stability on the road; dual-motor front-wheel drive for enhanced traction; can be parked three to a space while carrying two large adults comfortably, and is more efficient, by an order of magnitude, than today’s gas-powered cars. The Company has secured 13 utility patents on various constituent technologies and vehicle platform architectures. Arcimoto has teamed with several companies to evaluate Arcimoto’s manufacturing processes and supply chain management in order to drive down costs and increase the volume of production of Arcimoto ultra-efficient electric vehicles. This project progressed significantly, primarily due to the purchase of a new production facility and additional capital manufacturing equipment, continued production ramp planning, and product architecture sourcing-selection across all major vehicle subsystems.

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

Arcimoto Flatbed

The Arcimoto Flatbed prototype was introduced at the FUV & Friends Summer Showcase on July 26, 2021. Similar to the Deliverator, it eschews the rear seat, this time for a pickup-style flatbed instead of an enclosed cargo area. Arcimoto announced a collaboration with a Eugene-based industry partner, and displayed a modular, expandable flatbed that could be used for the Flatbed model.

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

We are also developing relationships with commercial fleet management companies to accelerate commercial sales.

On October 26, 2020, we announced a partnership with DHL to provide nationwide home delivery of the FUV. They are currently handling the bulk of our customer deliveries.

Rental and Rideshare Model

We plan to augment this direct web purchase process with experiential rental operations in key markets. This rental model gives prospective customers a direct experience with the physical product before purchasing. We opened our first Company-owned rental operations in San Diego, California and Eugene, Oregon in the second quarter of 2021. The Company-owned rental center in Hawaii is scheduled to open August 20, 2022. Additional rental vehicles are available at our franchise rental location, Arcimoto Key West in Key West, Florida and at revenue sharing partner operators across locations in Washington, Florida, California, and Oregon. We entered into an agreement with the Graduate Hotel in Eugene, Oregon in the third quarter of 2021 to rent FUVs to hotel guests. We have a revenue sharing agreement with GoCars in San Diego with additional locations opening in the second half of 2022.

We plan to open additional Arcimoto-owned and operated rental locations in favorable markets in the future, while also further developing partner rental operations, and aggressively pursuing new partners for those operations.

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

Management Opportunities, Challenges and Risks

Sales Funnel, Order Backlog, etc.

We are focused on building our sales and rental revenue in the states where we have current rental operations and delivery options available for customers: California, Florida, Washington, Oregon, Nevada, and Arizona. We recently added Hawaii which is scheduled to open rentals August 20th 2022. Also, we plan to expand our business in other states as we scale our production. While we expand geographical boundaries of our business operations, we also plan to expand and improve on the customers' retail experiences by including additional rental partnerships and pop-up demo drive experiences through new Customer Experience Centers. Our current conversion rate from our rental operations and demo drives is pacing YTD at approximately 8%. In Q2 we converted 4% of drives to order with anticipation of continued conversion in the months ahead in line with longer selling cycles for vehicle purchases. We aim to increase our conversion rate for both our rental operations and demo drives through increased engagement at each step of our customer journey and grow our drive volume by expanding our geographical footprint through various channels. These various channels include, but are not limited to, our rental operations, pop-up demo centers in high traffic flagship markets, strategic events and shows throughout the country and identifying new markets and expanding our brand awareness.

At June 30, 2022, the order backlog for our vehicles is 41. The conversion rate from order backlog to actual sales is approximately 95%. During the second quarter of 2022, the volume of demo drives made by potential customers is 1,228.

Currently, we are dependent on a single supplier for our battery cells. During the third quarter of 2021, we received two types of battery cells, one of which has been discontinued. In order to use these cells, our engineering team is currently developing a module that will enable the utilization of these battery cell types. Upon development, regulatory testing will be conducted for compliance with government safety standards. This development and testing will occur concurrently with the planned pause in production discussed in the paragraph above. One of the battery cells was certified while another cell is expected to complete certification by the fourth quarter of 2022. We do not expect any challenges in regard to the certification process. We also expect that future battery cell purchases may have to be certified if these purchased cells have different specifications than what already has been certified.

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

Mean-Lean-Machine ("MLM")

We currently have received 1,000 pre-orders or $100,000 cash, net of cancellations for our MLM product line. The MLM is an electric three-wheeled bicycle that incorporates our tilting technology.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

Our capital expenditures are typically difficult to project beyond the short term given the number and breadth of our core projects at any given time and may further be impacted by uncertainties in future market conditions. We are simultaneously ramping new products in the Deliverator and Roadster, micro mobility, ramping manufacturing facilities in the new 10-acre campus and piloting the development and manufacture of new battery module technologies, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. Owing and subject to the foregoing as well as the pipeline of announced projects under development and all other continuing infrastructure growth, we currently expect our capital expenditures to be between$35,000,000 to $40,000,000 in 2022 and each of the next two fiscal years.

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

Operating expenses increased by approximately 55% or $3,750,000 for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and 59%, or $7,470,000, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This increase was primarily due to, among other things, increased sales and marketing costs and research and development (“R&D”) expenses. Sales and marketing expenses increased as we ramped up our marketing efforts to achieve higher levels of sales growth. Research and development expenses increased as we pursued new and more efficient methods of production processes and continued to improve our technological design and development of our product lines. The number of employees increased by approximately 46%, from 198 as of June 30, 2021, to 289 employees as of June 30, 2022. The increased staff was needed to build out all parts of the Company for selling and servicing vehicles.

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

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”)) or net realizable value. We expense all labor and overhead costs as we are currently selling vehicles below the base cost of a finished unit. As such, our inventory costs consist mainly of material costs. Due to external economic conditions, including supply chain issues and inflation, among other things, such costs may fluctuate significantly over time and affect our results of operations. There had been no significant fluctuations in costs of the materials used in our inventory during the first half of 2022.

Convertible Note

We have elected the fair value option under ASC 825-10-25 to account for the convertible note. We have utilized a binomial lattice methodology in estimating the fair value. The note's fair value measurement is classified as Level 2 under the fair value hierarchy as provided by ASC 820, "Fair Value Measurement". The fair valuation of this convertible note uses inputs other than quoted prices that are observable either directly or indirectly. Under this option, changes in fair value of the convertible debt are recorded as an unrealized gain/loss on convertible note fair value in the Condensed Statements of Operations.

Results of Operations

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

The following table summarizes the Company’s results of operations:

	Three Months Ended
	June 30,		Change
	2022	2021	Dollars	Percentage
Revenue	$1,499,341	$717,379	$781,962	109%
Cost of goods sold	6,104,337	3,248,061	2,856,276	88%
Gross loss	(4,604,996)	(2,530,682)	(2,074,314)	82%

Operating expenses:
Research and development	3,716,431	2,646,071	1,070,360	40%
Sales and marketing	3,070,280	1,589,475	1,480,805	93%
General and administrative	3,785,661	2,586,719	1,198,942	46%
Total operating expenses	10,572,372	6,822,265	3,750,107	55%

Loss from operations	(15,177,368)	(9,352,947)	(5,824,421)	62%

Other (income) expense:
Gain on forgiveness of PPP loan	—	(1,078,482)	1,078,482	(100)%
Unrealized loss on convertible note fair value	2,145,540	—	2,145,540	NA
Interest expense	124,171	47,348	76,823	162%
Other income	(45,937)	(75,279)	29,342	(39)%

Loss before income tax benefit	(17,401,142)	(8,246,534)	(9,154,608)	111%

Income tax benefit	(3,200)	(150)	(3,050)	2033%

Net loss	$(17,404,342)	$(8,246,684)	$(9,157,658)	111%

Revenues

Total revenue increased approximately $782,000 or 109% for the three months ended June 30, 2022, compared to the same period last year. The increase was primarily due to an increase in the number of FUV units sold, partially offset by slightly lower average sales price for the quarter, an increase in TMW revenue and a slight increase in rental revenue. These increases were due to the ramp up of our marketing and sales activities.

We had approximately $1,499,000 in revenue, comprising approximately $1,015,000 in net revenue from the sales of our vehicles and related products and accessories, approximately $430,000 in TMW net revenue and approximately $54,000 in net revenue from rental operations during the three months ended June 30, 2022. We had approximately $717,000 in revenue, comprising approximately $670,000 in revenue from the sales of our vehicles, approximately $31,000 in TMW revenue and approximately $17,000 in revenue from our rental operation during the three months ended June 30, 2021.

Cost of Goods Sold

Cost of goods sold increased by approximately $2,856,000 or 88%, primarily driven by higher materials cost due to increased production and rising costs due to global supply chain issues, higher payroll costs due to additional hiring and company-wide cost of living payroll increases and higher manufacturing overhead as a result of ramping up our production operations and to a lesser extent, higher inventory losses due to purchase price variance and higher TMW COGS as a result of higher TMW revenues.

We had approximately $6,104,000 in cost of goods sold (“COGS”), comprising approximately $999,000 for FUV material and freight costs from the sale of our vehicles, $151,000 related to our rental operations, $316,000 related to TMW, $130,000 in warranty costs, $486,000 from an adjustment to inventory for purchase price variance, obsolescence and scrap, and approximately $4,024,000 in manufacturing, labor, and overhead, during the three months ended June 30, 2022. Included in the manufacturing, labor and overhead costs are payroll and employee-related costs of $2,192,000 while the remaining costs consist of consulting services, freight, and depreciation, among other things.

We had approximately $3,248,000 in COGS, comprising approximately $655,000 for FUV material costs from the sale of our vehicles, $87,000 in warranty reserves, $26,000 in TMW COGS and $83,000 in other material-related costs,  and approximately $2,397,000 in manufacturing, labor, and overhead, during the three months ended June 30, 2021

Operating Expenses

Research and Development (“R&D”) Expenses

R&D expenses increased by $1,070,000 or 40% during the three months ended June 30, 2022 as compared to the same period last year primarily due to higher costs incurred in developing and/or improving new technology in connection with our product lines and also designing production processes in anticipation of future increases in production volume. The increase was due to higher consulting services and payroll costs as a result of additional hiring and cost of living payroll increases. R&D expenses for the three months ended June 30, 2022 and 2021 were approximately $3,716,000 and $2,646,000, respectively.

Sales and Marketing (“S&M”) Expenses

S&M expenses for the three months ended June 30, 2022 and 2021 were approximately $3,070,000 and $1,589,000, respectively. The primary reasons for the increase in sales and marketing expenses during the three months ended June 30, 2022 of approximately $1,481,000, or 93%, as compared to the prior period were increased costs related to the expansion of the sales and marketing department and higher activities to market our product lines via various forms ofcustomer communications. As markets opened up after the COVID-19 pandemic, we have expanded into new markets, conducted road shows and incurred expenses to increase our brand awareness. We have hired key sales and marketing personnel to support our sales growth strategy which increased our payroll and employee-related costs. The higher levels of marketing activities resulted in higher travel and marketing costs.

General and Administrative (“G&A”) Expenses

G&A expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the three months ended June 30, 2022 were approximately $3,786,000 as compared to approximately $2,587,000 for the same period last year, representing an increase of approximately $1,199,000, or 46%. The increase was primarily due to, among other things, higher payroll and payroll-related costs as a result of cost of living payroll increases and additional employees needed to support anticipated business growth, higher consulting costs to support our technology infrastructure, higher insurance costs from higher business activities, higher legal costs, partially offset by lower accounting and professional fees.

Gain on forgiveness of PPP Loan

On May 5, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of approximately $1,069,000, referred to on the balance sheet as Note payable to bank. The loan has an interest rate of 1% and monthly payments of approximately $60,000 for 18 months beginning December 5, 2020. This loan is eligible for the limited loan forgiveness provisions of Section 1102 of the CARES Act, and the SBA Interim Final Rule dated April 2, 2020. On April 27, 2021 all of the outstanding principal and interest of approximately $1,069,000 and $10,000, respectively, were forgiven as of June 30, 2021. No such transaction took place in 2022.

Unrealized Loss on Convertible Note Fair Value

We recorded an unrealized loss of $2,145,540 as a result of the mark-to-market to fair value for the convertible note in accordance with ASC 825-10-25.

Interest Expense

Interest expense for the three months ended June 30, 2022 was approximately $124,000, as compared to $47,000 during the three months ended June 30, 2021. The increase in interest expense was primarily due to the interest accrued on the convertible note.

Other Income

Other income was approximately $46,000for the three months ended June 30, 2022 and approximately $75,000 for the three months ended June 30, 2021. Other income consists primarily of miscellaneous items.

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

The following table summarizes the Company’s results of operations:

	Six Months Ended
	June 30,		Change
	2022	2021	Dollars	Percentage

Revenue:	2,149,574	2,111,355	38,219	2%
Cost of goods sold	10,151,609	6,472,812	3,678,797	57%
Gross loss	(8,002,035)	(4,361,457)	(3,640,578)	83%

Operating expenses:
Research and development	7,623,016	5,070,511	2,552,505	50%
Sales and marketing	5,996,785	2,554,078	3,442,707	135%
General and administrative	6,484,614	5,010,188	1,474,426	29%
Total operating expenses	20,104,415	12,634,777	7,469,638	59%

Loss from operations	(28,106,450)	(16,996,234)	(11,110,216)	65%

Other (income) expense:
Gain on forgiveness of PPP loan	—	(1,078,482)	1,078,482	(100)%
Unrealized loss on convertible note fair value	2,145,540	—	2,145,540	NA
Interest expense	173,906	99,575	74,331	75%
Other income	(71,196)	(89,433)	18,237	(20)%

Loss before income tax benefit	(30,354,700)	(15,927,894)	(14,426,806)	91%

Income tax (expense) benefit	(3,200)	2,938,698	(2,941,898)	(100)%

Net loss	$(30,357,900)	$(12,989,196)	$(17,368,704)	134%

Revenues

Total revenue increased slightly by approximately $38,000 or 2% for the six months ended June 30, 2022, compared to the same period last year. The increase was primarily due to an increase in TWM revenue and rental revenue, partially offset by a decline in our FUV sales as we temporarily ceased production in the first quarter of 2022 in order to move into our new production facilities in anticipation of future production growth. TMW was acquired during the first quarter of 2021 and therefore, TMW revenues for the six months ended June 30, 2021 were from the time of acquisition till June 30, 2021.

We had approximately $2,150,000 in revenue, comprising approximately $1,530,000 in net revenue from the sales of our vehicles and related products and accessories, approximately $553,000 in TMW net revenue and approximately $67,000 in net revenue from rental operations during the six months ended June 30, 2022. We had approximately $2,111,000 in revenue, comprising approximately $1,964,000 in revenue from the sales of our vehicles and related products and accessories, approximately $123,000 and approximately $24,000 in revenue from rental operations during the six months ended June 30, 2021.

Cost of Goods Sold

Cost of goods sold increased by approximately $3,679,000 or 57%, primarily driven by higher payroll costs due to additional hiring and company-wide cost of living payroll increases and higher manufacturing overhead as a result of ramping up our production operations and higher inventory losses due to purchase price variance, higher freight charges as a result of macroeconomic factors related to transportation costs, higher TMW and rental COGS due to increased activity compared to the same period last year. As noted above, TMW was acquired during the first quarter if 2021 and as such, the results of operations for TMW did not fully reflect six months of operations in 2021.

We had approximately $10,152,000 in cost of goods sold (“COGS”), comprising approximately $1,492,000 for FUV material and freight costs from the sale of our vehicles, $287,000 related to our rental operations, $407,000 related to TMW, $200,000 in warranty costs, $692,000 from an adjustment to inventory for purchase price variance, obsolescence and scrap, and approximately $7,073,000 in manufacturing, labor, and overhead, during the six months ended June 30, 2022. Included in the manufacturing, labor and overhead costs are payroll and employee-related costs of $3,034,000 while the remaining costs consist of consulting services, freight, and depreciation, among other things.

We had approximately $6,473,000 in COGS, comprising approximately $1,931,000 for FUV material and freight costs from the sale of our vehicles, $93,000 related to TMW, $237,000 in warranty costs, $28,000 from an adjustment to inventory for purchase price variance and scrap and other costs, and approximately $4,184,000 in manufacturing, labor, and overhead, during the six months ended June 30, 2021.

Operating Expenses

Research and Development (“R&D”) Expenses

R&D expenses increased by $2,553,000 or 50% during the six months ended June 30, 2022 as compared to the same period last year primarily due to higher costs incurred in developing and/or improving new technology in connection with our product lines and also designing production processes in anticipation of future increases in production volume. The increase was due to higher consulting services and payroll costs as a result of additional hiring and cost of living payroll increases. R&D expenses for the six months ended June 30, 2022 and 2021 were approximately $7,623,000 and 5,070,511, respectively.

Sales and Marketing (“S&M”) Expenses

S&M expenses for the six months ended June 30, 2022 and 2021 were approximately $5,997,000 and $2,554,000, respectively. The primary reasons for the increase in sales and marketing expenses during the six months ended June 30, 2022 of approximately $3,443,000, or 135%, as compared to the prior period was increased costs related to the expansion of the sales and marketing department and higher activities to market our product lines via various forms ofcustomer communications. As markets opened up after the COVID-19 pandemic, we have expanded into new markets, conducted road shows and incurred expenses to increase our brand awareness. We have hired key sales and marketing personnel to support our sales growth strategy which increased our payroll and employee-related costs. The higher levels of marketing activities resulted in higher travel and marketing costs.

General and Administrative (“G&A”) Expenses

G&A expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the six months ended June 30, 2022 were approximately $6,485,000 as compared to approximately $5,010,000 for the same period last year, representing an increase of approximately $1,474,000, or 29%. The increase was primarily due to, among other things, higher payroll and payroll-related costs as a result of cost of living payroll increases and additional employees needed to support anticipated business growth, higher consulting costs to support our technology infrastructure, higher insurance costs from higher business activities, partially offset by lower legal, accounting and professional fees.

Gain on forgiveness of PPP Loan

On May 5, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of approximately $1,069,000, referred to on the balance sheet as Note payable to bank. The loan has an interest rate of 1% and monthly payments of approximately $60,000 for 18 months beginning December 5, 2020. This loan is eligible for the limited loan forgiveness provisions of Section 1102 of the CARES Act, and the SBA Interim Final Rule dated April 2, 2020. On April 27, 2021 all of the outstanding principal and interest of approximately $1,069,000 and $10,000, respectively, were forgiven as of June 30, 2021. No such transaction took place in 2022.

Unrealized Loss on Convertible Note Fair Value

We recorded an unrealized loss of $2,145,540 as a result of the mark-to-market to fair value for the convertible note.

Interest Expense

Interest expense for the six months ended June 30, 2022 was approximately $174,000, as compared to $100,000 during the six months ended June 30, 2021. The increase in interest expense was primarily due to the interest accrued on the convertible note.

Other Income

Other income was approximately $71,000 for the six months ended June 30, 2022 and approximately $89,000 for the six months ended June 30, 2021. Other income consists primarily of miscellaneous items.

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

During the six months ended June 30, 2022 cash used in operating activities was approximately $26,105,000, which included a net loss of approximately $30,358,000, non-cash charges of $7,753,000 and changes in net working capital and other items that contributed to cash and cash equivalent reduction of approximately $3,500,000. Our net loss was primarily due to, among other things, (1) spending on R&D expenditures to develop and improve new technology in connection with our product lines and new designs of our production processes in anticipation of future increases in production volume, and (2) spending on S&M expenses as we increased our sales force in order to ramp up our marketing efforts and activities to increase our brand awareness and conduct road shows. Our inventory increased in anticipation of future sales and production growth while our accounts payable increased, primarily due to timing.

During the six months ended June 30, 2021, cash used in operating activities was approximately $14,021,000, which included a net loss of approximately $12,989,000, non-cash charges of approximately $1,660,000, and changes in net working capital items of approximately $629,000.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the six months ended June 30, 2022 we paid approximately $5,608,000 to purchase property and equipment in anticipation of our future production growth.

During the six months ended June 30, 2021, we paid approximately $13,737,000 to purchase property and equipment, approximately $24,000 for security deposits, and $1,754,000 as part of the TMW acquisition.

Cash Flows from Financing Activities

During the six months ended June 30, 2022 net cash provided by financing activities was approximately $19,755,000, compared to net cash provided by financing activities of approximately $28,558,000 during the six months ended June 30, 2021. Cash flows provided by financing activities during the six months ended June 30, 2022 comprised of proceeds from the issuance of common stock through our registered offerings of approximately $16,315,000 (net of offering costs of approximately $598,000, proceeds from exercise of warrants of approximately $20,000, proceeds from equipment notes of approximately $65,000, proceeds from the exercise of options of approximately $83,000, and proceeds from convertible note of $4,500,000, reduced by payments of notes payable of approximately $789,000, payments on finance lease obligations of approximately $195,000 and equipment notes of approximately $245,000.

During the six months ended June 30, 2021, net cash provided by financing activities was approximately $28,558,000. Cash flows provided by financing activities during the six months ended June 30, 2021 mainly comprised of proceeds from the issuance of common stock through our S-3 offering of approximately $26,383,000 (net of offering costs of approximately $924,000), proceeds from exercise of stock options and warrants of approximately $932,000, proceeds from equipment notes of approximately $294,000, reduced by repayments of notes payable of approximately $429,000, repayment of equipment notes of approximately $329,000.

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

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended June 30, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 12 to the Unaudited Condensed Financial Statements under the heading “Litigation” contained in Part I, Item 1 of this report is incorporated herein by this reference.

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1(a)	Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(a)	March 29, 2019
3.1(b)	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Arcimoto, Inc	10-K	001-38213	3.1(b)	March 29, 2019
3.2	Second Amended and Restated Bylaws of Arcimoto, Inc	1-A	024-10710	2.2	August 8, 2017
10.1	Arcimoto, Inc. 2022 Omnibus Stock Incentive Plan #	—	—	—	Filed herewith
10.2	Form of Notice of Stock Option Grant and Award Agreement #	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: August 15, 2022	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Chief Financial Officer (Principal Financial Officer)