Form 10-Q
period 2022-09-30
Arcimoto Inc
filed 2022-11-14
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

As of Nov 10, 2022, there were approximately 51,191,532 shares of the registrant’s common stock issued and outstanding.

ARCIMOTO, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

i

 PART I - FINANCIAL INFORMATION

ARCIMOTO, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Item 1. Financial Statements

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,217,951	$16,971,320
Accounts receivable, net	332,119	127,860
Inventory	12,290,355	7,856,105
Prepaid inventory	3,110,391	2,637,688
Other current assets	5,391,558	2,440,322
Total current assets	25,342,374	30,033,295

Property and equipment, net	29,440,642	24,338,907
Intangible assets, net	9,256,391	9,885,680
Deferred offering costs	—	24,000
Operating lease right-of-use assets	1,477,776	—
Security deposits	119,673	117,468
Total assets	$65,636,856	$64,399,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$2,708,556	$2,016,283
Accrued liabilities	4,704,836	2,352,034
Customer deposits	1,048,434	817,137
Notes payable	-	2,039,367
Short-term convertible note	8,673,858	—
Warrant liabilities	366,852	—
Current portion of finance lease obligations	500,955	352,294
Current portion of equipment notes payable	414,877	493,160
Current portion of warranty reserve	451,397	331,485
Current portion of deferred revenue	219,908	111,166
Current portion of operating lease liabilities	690,682	—
Deferred rent	—	101,550
Total current liabilities	19,780,355	8,614,476

Finance lease obligations	934,482	712,511
Equipment notes	958,636	1,185,060
Convertible note	4,801,600
Warranty reserve	276,634	330,015
Operating lease liabilities	864,195	—
Long-term deferred revenue	2,250	9,000
Total long-term liabilities	7,837,797	2,236,586

Total liabilities	27,618,152	10,851,062

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common Stock, no par value, 100,000,000 shares authorized; 45,560,514 and 37,643,591 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	177,188,124	150,502,566
Additional paid-in capital	12,144,581	7,038,124
Accumulated deficit	(151,314,001)	(103,992,402)
Total stockholders’ equity	38,018,704	53,548,288
Total liabilities and stockholders’ equity	$65,636,856	$64,399,350

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$2,024,205	$1,498,176	$4,173,779	$3,609,531
Cost of goods sold	6,987,035	4,856,331	17,138,644	11,329,143
Gross loss	(4,962,830)	(3,358,155)	(12,964,865)	(7,719,612)

Operating expenses:
Research and development	6,521,379	3,186,469	14,144,395	8,256,980
Sales and marketing	3,321,862	1,983,738	9,318,647	4,537,816
General and administrative	4,099,354	3,061,607	10,583,968	8,071,795
Loss on asset disposal	12,408	—	12,408	—
Total operating expenses	13,955,003	8,231,814	34,059,418	20,866,591

Loss from operations	(18,917,833)	(11,589,969)	(47,024,283)	(28,586,203)

Other (income) expense:
Gain on forgiveness of PPP loan	—	—	—	(1,078,482)
Unrealized (gain)/loss on convertible note fair value	(2,122,828)	—	22,712	—
Interest expense	84,945	51,671	258,851	151,246
Other expense/(income)	83,749	(131,781)	12,553	(221,214)

Loss before income tax benefit	(16,963,699)	(11,509,859)	(47,318,399)	(27,437,753)

Income tax (expense) benefit	—	—	(3,200)	2,938,698

Net loss	$(16,963,699)	$(11,509,859)	$(47,321,599)	$(24,499,055)

Weighted average common shares - basic and diluted	44,956,358	37,525,123	40,857,819	36,340,706
Net loss per common share - basic and diluted	$(0.38)	$(0.31)	$(1.16)	$(0.67)

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2021	36,991,916	$142,906,963	$8,286,108	$(3,534,860)	$(69,417,847)	$78,240,364

Issuance of common stock for accounts payable	6,421	74,805	—	—	—	74,805
Issuance of common stock for cash, net of offering costs of $201,047	398,051	6,729,933	—	—	—	6,729,933
Exercise of warrants	40,000	20,000	—	—	—	20,000
Exercise of stock options	141,970	526,838	(2,852)	—	—	523,986
Stock subscribed on June 29, 2021	—	—	(3,534,860)	3,534,860	—	—
Stock-based compensation	—	—	1,322,119	—	—	1,322,119
Net loss	—	—	—	—	(11,509,859)	(11,509,859)
Balance at September 30, 2021	37,578,358	$150,258,539	$6,070,515	$—	$(80,927,706)	$75,401,348

Balance at June 30, 2022	41,770,760	$166,999,962	$10,528,288	$—	$(134,350,302)	$43,177,948

Issuance of common stock for cash, net of offering costs of $296,892	3,773,289	10,177,356	—	—	—	10,177,356
Common stock to external consultant	12,000	—	45,246	—	—	45,246
Equity awards issued to external consultants	—	—	24,210	—	—	24,210
Exercise of stock options	4,465	10,806	(3,170)	—	—	7,636
Stock-based compensation	—	—	1,550,007	—	—	1,550,007
Net loss	—	—	—		(16,963,699)	(16,963,699)
Balance at September 30, 2022	45,560,514	$177,188,124	$12,144,581	$—	$(151,314,001)	$38,018,704

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2020	34,187,555	$100,236,178	$3,876,503	$—	$(56,428,651)	$47,684,030

Issuance of common stock for settlement of payable	17,421	221,105	—	—	—	221,105
Issuance of common stock for cash, net of offering costs of $1,125,197	1,853,181	33,112,763	—	—	—	33,112,763
Issuance of common stock for the acquisition of TMW	436,339	13,038,355	—	—	—	13,038,355
Exercise of warrants	626,429	1,786,397	(58,895)	—	—	1,727,502
Exercise of stock options	457,433	1,863,741	(407,556)	—	—	1,456,185
Stock-based compensation	—	—	2,660,463	—	—	2,660,463
Net loss	—	—	—	—	(24,499,055)	(24,499,055)
Balance at September 30, 2021	37,578,358	$150,258,539	$6,070,515	$—	$(80,927,706)	$75,401,348

Balance at December 31, 2021	37,643,591	$150,502,566	$7,038,124	$—	$(103,992,402)	$53,548,288

Issuance of common stock for cash, net of offering costs of $894,614	7,839,691	26,493,094	—	—	—	26,493,094
Issuance of common stock for RSU, net of tax	9,202	46,746	(76,200)	—	—	(29,454)
Common stock to external consultant	16,000	—	68,361	—	—	68,361
Equity awards issued to external consultants	—	—	375,782	—	—	375,782
Exercise of warrants	8,000	20,000	—	—	—	20,000
Exercise of stock options	44,030	125,718	(34,623)	—	—	91,095
Stock-based compensation	—	—	4,773,137	—	—	4,773,137
Net loss	—	—	—	—	(47,321,599)	(47,321,599)
Balance at September 30, 2022	45,560,514	$177,188,124	$12,144,581	—	$(151,314,001)	$38,018,704

See accompanying notes to condensed financial statements.

ARCIMOTO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	(47,321,599)	$(24,499,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,703,561	1,641,000
Gain on forgiveness of PPP loan	—	(1,078,482)
Unrealized loss on convertible note fair value	22,712	—
Loss on asset disposal	12,408	—
Non-cash operating lease costs	439,557	—
Common stock to external consultant	68,361	—
Equity awards issued to external consultants	375,782	—
Stock-based compensation	4,773,137	2,660,463
Debt issuance costs - convertible note	232,669	—
Deferred income tax benefit	—	(2,938,848)
Changes in operating assets and liabilities:
Accounts receivable	(204,259)	(21,287)
Inventory	(4,434,250)	(873,091)
Prepaid inventory	(472,703)	(1,727,943)
Other current assets	557,369	(415,898)
Accounts payable	673,577	822,042
Accrued liabilities	1,755,419	1,005,271
Customer deposits	231,297	42,794
Operating lease liabilities	(445,310)	—
Warranty reserve	66,531	(12,957)
Deferred revenue	101,992	(55,750)
Deferred rent	—	97,963
Net cash used in operating activities	(40,863,749)	(25,353,778)

INVESTING ACTIVITIES
Purchase of property and equipment	(9,371,913)	(14,839,029)
Security deposits	(2,205)	(24,083)
Cash paid for acquisition of Tilting Motor Works	—	(1,754,083)
Net cash used in investing activities	(9,374,118)	(16,617,195)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	27,387,708	34,237,960
Payment of offering costs	(870,614)	(1,125,197)
Proceeds from exercise of warrants	20,000	1,727,502
Proceeds from the exercise of stock options	91,095	1,456,185
Proceeds from equipment notes	177,256	361,848
Proceeds from convertible notes	13,900,000	—
Debt issuance costs - convertible note	(232,669)	—
Payment on finance lease obligations	(305,296)	—
Payment on equipment notes	(481,963)	(493,483)
Payment of notes payable	(2,039,367)	(667,444)
Payment of convertible note	(161,652)	—
Net cash provided by financing activities	37,484,498	35,497,371

Net decrease in cash and cash equivalents during the period	(12,753,369)	(6,473,602)
Cash and cash equivalents at beginning of period	16,971,320	39,451,401
Cash and cash equivalents at end of period	4,217,951	$32,977,799

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	186,083	$132,485
Cash paid during the period for income taxes	3,200	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for Tilting Motor Works acquisition	—	$13,038,355
Issuance of common stock for settlement of accounts payable	68,361	$221,105
Note payable issued for purchase of property and equipment	—	$1,250,000
Acquisition of equipment payable as accrued liabilities	649,180	$214,103
Insurance finance agreement	—	$592,603
Portion of equipment acquired through finance leases	675,928	$540,614

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception and management expects losses to continue for the foreseeable future. On January 14, 2022 the Company entered into an agreement with Canaccord Genuity LLC to raise the at-the-market (“ATM”) offering amount to $100,000,000. The Company had approximately $1,248,000 in cash and cash equivalents as of November 11, 2022.  The state of the capital markets and the Company's stock price has limited its standing ability to generate additional funds through its ATM offering even though the Company has approximately $71,800,000 of unused amounts related to this ATM. Under current macroeconomic conditions, the Company has had limited success obtaining additional funds through the capital markets and/or by re-financing its long-lived assets and therefore has initiated certain cost cutting measures across the Company. During the third quarter of 2022, the Company signed a financing agreement with a third party lender whereby the lender will provide financing through another secured $10,000,000 convertible note, subject to shareholder approval. Subsequent to the third quarter of 2022, the Company signed an equity agreement with a third party investor whereby the investor will provide up to $50,000,000 of financing through an equity line of credit with certain restrictions. This financing agreement, along with a proposal for a reverse stock split, was approved in a special shareholders' meeting on November 11, 2022. The reverse stock split is expected to occur, after a series of administrative actions, before the end of 2022. These actions allow the Company continued access to the ATM and the equity line of credit, along with the secured $10,000,000 convertible note. The Company believes the existing cash on hand and expected available funds as discussed above will be sufficient to meet our cash needs for at least the next 12 months.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2022, and the results of its operations for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. Results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended  December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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

	September 30,	December 31,
	2022	2021
Raw materials	$10,468,060	$7,089,033
Work in progress	115,117	70,243
Finished goods	1,707,178	696,829
Total	$12,290,355	$7,856,105

The Company is required to remit partial prepayments for some purchases of its inventories acquired from overseas vendors which are included in prepaid inventory. The Company is currently selling vehicles below the base cost of a finished unit. Accordingly, the Company expensed all labor and overhead as period costs and recorded an adjustment to reduce certain inventories to net realizable value of approximately $1,263,000 and $826,000 as of September 30, 2022 and  December 31, 2021, respectively. The amount expensed for all labor and overhead was approximately $4,289,000 and $2,819,000 for the three months ended September 30, 2022 and 2021, respectively. The amount expensed for all labor and overhead was approximately $11,362,000 and $7,002,000 for the nine months ended September 30, 2022 and 2021 respectively.

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

During the three months ended  September 30, 2022 and 2021, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below calculated using the Treasury Stock Method for options and other instruments and the If-Converted Method for convertible notes, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Options and other instruments under the 2012, 2015, and 2018 Plans to purchase common stock	$474,680	$2,218,840	$916,394	$2,486,917
Underwriters and investors warrants issued outside of an EEP	—	54,996	—	61,163
Conversion of warrants issued in conjunction with convertible note	—	—	—	—
Conversion of convertible notes, if-converted method	1,736,181	—	851,125	—
Total	$2,210,861	$2,273,836	$1,767,519	$2,548,080

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the current incurred loss methodology with an expected loss methodology which is referred to as the current expected credit loss (“CECL”) methodology. The measurement of credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivables and trade accounts receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investment in leases recognized by a lessor in accordance with Accounting Standards Codification (“ASC”) Topic 842 – Leases. ASU 2016-13 also made changes to the accounting for available-for-sale debt securities and requires credit losses to be presented as an allowance rather than as a write-down on such securities management does not intend to sell or believes that it is more likely than not they will be required to sell. The Company is required to adopt ASU 2016-13 on January 1, 2023 and has not completed its assessment of ASU 2016-13’s impact on its financial statements.

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

The following unaudited proforma financial information presents the consolidated results of operations of the Company and TMW for the nine months ended September 30, 2021, as if the acquisition had occurred as of the beginning of the first period presented instead of on February 4, 2021. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The proforma financial information for the Company and TMW is as follows:

For the Nine Months Ended
September 30,
2021
Revenues	$3,619,510

Net loss attributable to common stockholders	$(24,758,304)
Net loss per basic and diluted common share	$(0.68)
Weighted average common shares outstanding:
Basic and diluted	36,340,706

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: PROPERTY AND EQUIPMENT

As of September 30, 2022 and  December 31, 2021, our property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Land	$4,743,526	$4,743,526
Buildings	8,006,474	8,006,474
Machinery and equipment	8,546,067	7,282,960
Fixed assets in process	6,730,661	3,269,532
Leasehold improvements	1,193,771	1,165,231
FUV fleet	1,743,997	1,471,534
FUV rental fleet	3,120,949	1,315,980
Computer equipment and software	226,915	258,309
Vehicles	748,707	419,661
Furniture and fixtures	52,007	52,007
Total property and equipment	35,113,074	27,985,214
Less: Accumulated depreciation	(5,672,432)	(3,646,307)
Total	$29,440,642	$24,338,907

Fixed assets in process are primarily comprised of building improvements that have not yet been completed and machinery and equipment not yet placed into service. Completed assets are transferred to their respective asset class and depreciation begins when the asset is placed in service. FUV fleet consists of marketing and other non-revenue generating vehicles. FUV rental fleet consists of rental revenue generating vehicles.

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

Depreciation expense was approximately $767,000 and $2,074,000 during the three and nine months ended September 30, 2022 and $412,000 and $1,089,000 during the three and nine months ended September 30, 2021, respectively.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5: INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

		September 30, 2022
	Estimated
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Book Value
Tradename and trademarks	14	$2,052,000	$(236,865)	$1,815,135
Proprietary technology	13	7,010,000	(892,299)	6,117,701
Customer relationships	10	1,586,000	(262,445)	1,323,555
		$10,648,000	$(1,391,609)	$9,256,391

		December 31, 2021
	Estimated
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Book Value
Tradename and trademarks	14	$2,052,000	$(130,950)	$1,921,050
Proprietary technology	13	7,010,000	(487,875)	6,522,125
Customer relationships	10	1,586,000	(143,495)	1,442,505
		$10,648,000	$(762,320)	$9,885,680

Amortization expense was approximately $208,000 and $210,000 during the three months ended September 30, 2022 and 2021, respectively. Amortization expense was approximately $629,000 and $552,000 during the nine months ended September 30, 2022 and 2021, respectively.

NOTE 6: CUSTOMER DEPOSITS

The Company has received refundable customer pre-orders ranging from $100 to $500 per vehicle for purposes of securing a place in a line to order its utility vehicle. As of September 30, 2022 and December 31, 2021, these refundable pre-orders total $415,200 and $424,300, respectively. In addition, Arcimoto also received non-refundable customer deposits of $2,500, which was reduced to $500 during the quarter ending June 30, 2022, that are required for the Company to start production of their vehicles. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their pre-orders will no longer be refundable and additional deposit required must be paid prior to the start of the manufacturing process. As of September 30, 2022 and December 31, 2021, these non-refundable deposits total $336,000 and $125,000, respectively.

The Company has also received approximately $120,000 and $227,000 of refundable deposits related to its TMW product line as of  September 30, 2022 and December 31, 2021, respectively. Arcimoto also receives non-refundable deposits as final payment prior to delivery of the final product. These non-refundable deposits total approximately $56,600 and $40,400 as of  September 30, 2022 and December 31, 2021, respectively.

During the second quarter of  2022, the Company began to receive refundable deposits of $100 per unit for the recently announced Mean-Lean-Machine ("MLM"), the electric tilting trike. As of September 30, 2022, the balance of such deposits was $120,600 and is included as part of Customer Deposits on the Company's Condensed Balance Sheets.

As of September 30, 2022 and December 31, 2021, the Company’s balance of deposits received was approximately $1,048,400 and $817,100, respectively. Deposits are included in current liabilities in the accompanying condensed balance sheets. The Company also has customer deposits from its employees. However, the balances of these deposits as of September 30, 2022 and December 31, 2021 are not material.

NOTE 7: NOTES PAYABLE

As of September 30, 2022, the Company has financed a total of approximately $2,778,000 of its capital equipment purchases with notes payable having monthly payments ranging from approximately $300 to $12,000, repayment terms ranging from 60 to 72 months, and effective interest rates ranging from 1.99% to 9.90%. Total monthly payments as of September 30, 2022 are approximately $54,000. These equipment notes mature ranging from December 2022 through May 2028. The balance of equipment financing notes payable was approximately $1,374,000 and $1,678,000 as of September 30, 2022 and  December 31, 2021, respectively.

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

The components of operating lease expense recorded in the statement of operations were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost	$193,018	$548,997
Short-term lease cost	52,631	104,882
Total lease cost	$245,649	$653,879

Variable lease cost for the three and nine months ended September 30, 2022 was not material. The Company recorded rent expense on a straight-line basis and recognized rent expense of $306,000 and $629,000 for the three and nine months ended September 30, 2021, respectively.

Right of use assets and lease liabilities for operating leases were recorded in the condensed balance sheets as follows:

September 30, 2022

Operating lease right-of-use assets	$1,477,776

Operating lease liabilities, current	$690,682
Operating lease liabilities, long-term	864,195
Total operating lease liabilities	$1,554,877

The weighted-average remaining lease term for operating leases was 2.5 years and the weighted-average incremental borrowing rate was 8.3% as of September 30, 2022.

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$194,355	$554,751

As of September 30, 2022, future minimum lease payments required under operating leases are as follows:

2022 (remainder)	$196,273
2023	745,288
2024	500,457
2025	230,859
2026	58,433
Thereafter	-
Total minimum lease payments	1,731,310
Less: imputed interest	(176,433)
Total	$1,554,877

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8: LEASES (Continued)

Finance leases

As of  September 30, 2022, the Company has financed through lease agreements a total of approximately $2,650,000 of its capital equipment purchases with monthly payments ranging from approximately $400 to $14,000, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 3.87% to 9.52%. Total monthly finance lease payments as of  September 30, 2022 are approximately $54,000. These lease obligations mature ranging from  June 2023 through  September 2026 and are secured by approximately $2,713,000 in underlying assets which have approximately $975,000 in accumulated depreciation as of  September 30, 2022. The balance of finance lease obligations was approximately $1,435,000 and $1,065,000 as of  September 30, 2022 and December 31, 2021, respectively.

Right of use assets and lease liabilities for finance leases were recorded in the condensed balance sheets as follows:

September 30, 2022

Property and equipment, net	$1,718,581

Finance lease liabilities, current	$500,955
Finance lease liabilities, long-term	934,482
Total finance lease liabilities	$1,435,437

The weighted-average remaining lease term for finance leases was 3.39 years and the weighted-average incremental borrowing rate was 5.43% as of September 30, 2022.

Supplemental cash flow information related to the Company’s finance leases was as follows:

Nine Months Ended September 30, 2022
Operating cash flows from finance leases	$(46,127)
Financing cash flows from finance leases	$(305,296)

Amortization and interest expense information related to the Company’s finance leases was as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Amortization Expense	$57,403	152,508

Interest Expense	$16,148	46,127

As of September 30, 2022, future minimum lease payments required under finance leases are as follows:

2022 (remainder)	$143,377
2023	499,426
2024	352,609
2025	352,609
2026	216,507
Thereafter	-
Total minimum lease payments	$1,564,528
Less: imputed interest	(129,091)
Total	$1,435,437

NOTE 9: CONVERTIBLE NOTES

$4,500,000 Convertible Promissory Note ( "April 2022 Note")

On April 25, 2022, the Company ("Debtor") entered into a $4,500,000 convertible promissory note agreement with Ducera Investments LLC - 2022 Series A ("Creditor") whereby the Debtor agrees to pay the Creditor the amount borrowed plus interest accrued at an annual rate of 10% compounded quarterly. Subject to certain conditions, interest on the promissory note accrues as additional principal. The term of the April 2022 Note is five years unless conversion privileges are exercised. Conversion can occur at the option of the Creditor, the Debtor or upon maturity and is described below:

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

Arcimoto has elected to measure the note at fair value under ASC 825-10-25 to account for the convertible debt. In estimating the fair value of this debt, a binomial lattice methodology was used. The required inputs include the risk-free rate, the Company's stock volatility, stock price on valuation date, and a risk premium. The note's fair value measurement is classified as Level 2 under the fair value hierarchy as provided by ASC 820, "Fair Value Measurement." The fair valuation of this convertible note uses inputs other than quoted prices that are observable either directly or indirectly. Under this option, changes in fair value of the convertible debt are recorded as an unrealized gain or loss on convertible note fair value in the Condensed Statement of Operations. As a result, the Company recorded an unrealized gain of $1,925,190 for the three months ended September 30, 2022 and an unrealized loss of $220,350 for the nine months ended September 30, 2022. The balance on this note is $4,801,600 at September 30, 2022.

$10,000,000 Senior Secured Convertible Note ( "September 2022 Note")

On August 31, 2022, Arcimoto entered into a Securities Purchase Agreement (the “SPA”) with a third party investor (the “Buyer” or the “Holder”). Under the terms of the SPA, Arcimoto will issue to the Buyer the notes and warrants pursuant to a currently effective shelf registration statement on Form S- 3, which has sufficient availability for the issuance of the securities on each closing date.

Under the SPA, Arcimoto authorized the issuance of one or more series of senior secured convertible notes of the Company, in the aggregate original principal amount of $20,000,000. Such notes shall be convertible into shares of common stock, no par value per share, of the Company. Further, the Company authorized the issuance of warrants to acquire up to an aggregate of 500,000 shares of common stock. The notes will rank senior to all outstanding and future indebtedness of the Company and its subsidiaries and will be secured by a second priority perfected security interest in all of the existing and future assets of the Company and its direct and indirect subsidiaries, if any, including a pledge of all of the capital stock of each of the subsidiaries.

On September 1, 2022 (the "Issuance Date"), one note (the “September 2022 Note”) in the amount of $10,000,000 with 500,000 accompanying warrants (the “Warrants”) were issued to the Buyer. The remaining $10,000,000 as noted above requires shareholder approval in accordance with NASDAQ listing requirements. The September 2022 Note was issued with a principal amount of $10,000,000 and an original issue discount of $600,000, payable in 24 periodic installments with a coupon rate of 6%, and with a maturity date of September 1, 2024. At the option of the Company, periodic installments can be paid in either cash or common stock (at an 8% discount) to the Holder. Payments in cash are subject to an additional premium and are recorded as additional interest expense. In the event of a default, the interest rate is increased to 15%, which is the default rate. At any time on or after the Issuance Date, the Holder is entitled to convert any unpaid principal plus accrued interest at a conversion price of $5.00 per share. The SPA also provides for the Holder to require payment of principal and unpaid interest up to four times per period. This provision allows the September 2022 Note to be settled in full over a six-month period at the Holder's option. In addition, a certain percentage of cash received from issuances of shares in conjunction with the ATM discussed in Note 2 - Summary of Significant Accounting Policies will be used to pay down the principal of the September 2022 Note.

The Warrants are exercisable at any time or times on or after the six month and one day anniversary of the Issuance Date. The Warrants expire on the fifth anniversary of the Issuance Date. The exercise price of each Warrant which is convertible to a share of common stock is $10.00.

The net proceeds of $9,400,000 (after discount) are bifurcated between the Warrants and the September 2022 Note. The amount allocated to the Warrants is $598,670, which is the fair value on the Issuance Date. The remaining amount (before debt issuance costs) of $8,801,330 is allocated to the September 2022 Note on the Issuance Date. The Company has elected to measure the note at fair value under ASC 825-10-25 to account for the convertible debt. In estimating the fair value of this debt, a binomial lattice methodology was used. The required inputs include the risk-free rate, the Company's stock volatility, stock price on valuation date, and a risk premium. The note's fair value measurement is classified as Level 2 under the fair value hierarchy as provided by ASC 820, "Fair Value Measurement." The fair valuation of this convertible note uses inputs other than quoted prices that are observable either directly or indirectly. Under this option, changes in fair value of the convertible debt are recorded as an unrealized gain or loss on convertible note fair value in the Condensed Statement of Operations. As a result of this election, debt issuance costs incurred were approximately $232,669 and are expensed in Other expense/(income) on the Condensed Statement of Operations. The Company also recorded an unrealized loss of $34,180 for the three and nine months ended September 30, 2022. The balance of the September 2022 Note (after early principal payments made in September 2022) is $8,673,858 and is classified as a current liability on the Condensed Balance Sheet as disclosed above because the agreement allows the September 2022 Note to be settled in full over a six-month period at the Holder's option.

The Warrants are recorded at fair value on September 1, 2022 at $598,670 and are remeasured at fair value at September 30, 2022 and are classified as a current liability on the Condensed Balance Sheet. As a result, the Company recorded an unrealized gain of $231,818 at September 30, 2022. The balance of the Warrants at September 30, 2022 is $366,852 and is recorded as a current liability.

NOTE 10: STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, no par value, of which 1,500,000 shares were designated as Series A-1 Preferred Stock and 2,000,000 are designated as Class C Preferred Stock. As of September 30, 2022 and  December 31, 2021, there were no shares issued or outstanding.

Common Stock

The Company has reserved a total of 8,083,448 and 6,262,478 shares of its common stock pursuant to the equity incentive plans (see Note 11) as of September 30, 2022 and  December 31, 2021, respectively. The Company has 6,033,637 and 3,973,629 stock units, options, and warrants outstanding under these plans as of September 30, 2022 and  December 31, 2021, respectively.

The Company has no shares and 122,238 shares of its common stock reserved for warrants issued outside of the equity incentive plans as of September 30, 2022 and  December 31, 2021. The warrants were forfeited during the third quarter of 2022.

Issuance of common stock for settlement of payable

The Company issued 16,000 common shares to an external party for consulting activities with a fair value of $68,361 during the nine months ended  September 30, 2022.The Company issued 17,421 common shares to an external party for services related to investor relations activities with a fair value of $221,000 during the nine months ended September 30, 2021.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10: STOCKHOLDERS’ EQUITY (Continued)

Exercise of Stock Options and Warrants

A total of 44,030 employee options, with exercise prices ranging from $1.71 to $2.50 per share, were exercised for total proceeds to the Company of $91,095 during the nine months ended September 30, 2022. A total of 457,433 employee options, with exercise prices ranging from $1.71 to $5.41 per share, were exercised for total cash proceeds to the Company of approximately $1,456,000 during the nine months ended September 30, 2021.

A total of 8,000 employee warrants, with an exercise price of $2.50 per share, were exercised for total proceeds to the Company of $20,000 during the nine months ended September 30, 2022. A total of 155,000 employee warrants, with an exercise price of $0.50 per share, were exercised for total proceeds to the Company of $78,000 during the nine months ended September 30, 2021.

Offerings of Common Stock

On January 25, 2021, the Company entered into an Equity Distribution Agreement (“EDA”) with Canaccord Genuity LLC (“Canaccord”) under which we may offer and sell shares of our common stock in connection with the EDA in an aggregate offering amount of up to $80,000,000 from time to time through Canaccord, acting exclusively as our sales agent (the “Offering”).

We issued and sold 1,853,181 shares of common stock during the nine months ended September 30, 2021, in connection with the EDA at per share prices between $12.36 and $32.87, resulting in net proceeds to the Company of approximately $33,100,000 after subtracting offering expenses.

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

We issued and sold 3,773,289 shares of common stock during the three months ended September 30, 2022, in connection with the Sales Agreement at per share prices between $1.44 and $3.35, resulting in net proceeds to the Company of $10,177,356 after subtracting offering expenses. We issued and sold 7,839,691 shares of common stock during the nine months ended September 30, 2022, in connection with the Sales Agreement at per share prices between $1.44 and $7.18, resulting in net proceeds to the Company of $26,493,094 after subtracting offering expenses.

NOTE 11: STOCK-BASED PAYMENTS

The Company has common stock, common stock units, and common stock purchase options and warrants reserved pursuant to the 2022 Omnibus Stock Incentive Plan ("2022 Plan"), 2018 Omnibus Stock Incentive Plan (“2018 Plan”), and the Amended and Restated 2015 Stock Incentive Plan (“2015 Plan”).

Stock-based compensation, including stock options, warrants and stock issued for compensation is included in the statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$275,290	$260,262	$897,866	$531,836
Sales and marketing	314,967	229,892	1,004,621	447,450
General and administrative	505,772	410,086	1,445,595	906,920
Cost of goods sold	453,978	421,879	1,425,055	774,257
Total	$1,550,007	$1,322,119	$4,773,137	$2,660,463

2022 Omnibus Stock Incentive Plan

On July 29, 2022, Arcimoto's shareholders approved the 2022 Omnibus Stock Incentive Plan (the "Plan"). The Plan enables the Company to provide additional incentives or awards to Employees, Directors and Consultants. The maximum aggregate number of shares which may be issued pursuant to all awards is 2,000,000 shares.

The 2022 Plan provides the Company the ability to grant shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or non-qualified stock options ('NQSOs") and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of September 30, 2022, the Company had not issued any awards under this plan. Awards that are forfeited generally become available for grant under the 2022 Plan.

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

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11: STOCK-BASED PAYMENTS (Continued)

The 2018 Plan provides the Company the ability to grant to employees, directors, consultants, or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or non-qualified stock options ('NQSOs") and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of September 30, 2022, there were no shares of common stock available to be issued under the 2018 Plan. Awards that are forfeited generally become available for grant under the 2018 Plan.

Stock-based compensation expense under the 2018 Plan for the three and nine months ended September 30, 2022 was $1,549,000 and $4,751,000, respectively. Stock-based compensation expense under the 2018 Plan for the three and nine months ended September 30, 2021 was approximately $1,302,000 and $2,598,000, respectively.

During the first nine months of 2022, unqualified and qualified options to purchase 2,166,056 shares of common stock were granted to employees and vendors/consultants under the 2018 Plan with a grant date fair value of approximately $6,162,000. The options were valued using the Black-Scholes option pricing model with approximately a 6.1 year expected term, risk free interest rate of 2.2%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 60.97%. These options vest over three years.

During the first nine months of 2022, 473,804 restricted stock units were issued to certain personnel and outside consultants with a grant date fair value of approximately $1,514,000. These shares were valued by using the closing price of Arcimoto’s stock on the date of the grant. These awards have various vesting terms, ranging from immediate vesting to one year.

Total compensation cost related to non-vested option awards issued under the 2018 Plan not yet recognized as of September 30, 2022 was approximately $9,087,000 and will be recognized on a straight-line basis through 1.93 years based on the respective vesting periods. Total compensation cost related to non-vested restricted stock awards issued under the 2018 Plan not yet recognized as of September 30, 2022 was approximately $430,000 and will be recognized on a straight-line basis through 0.16 years based on the respective vesting periods. The amount of future stock compensation expense could be affected by any future grants or forfeitures.

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

Employee stock-based compensation expense for the three and nine months ended September 30, 2022 related to the 2015 Plan was approximately $1,234 and $22,142, respectively. Employee stock-based compensation expense for the three and nine months ended September 30, 2021 related to the 2015 Plan was approximately $19,800 and $61,800, respectively.

Total compensation cost related to non-vested awards not yet recognized as of  September 30, 2022 was approximately $2,900. The amounts will be recognized on a straight-line basis through May 2023 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option forfeitures.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Litigation

On March 6, 2020, the Company filed a complaint (“the Complaint”) against Ayro, Inc. (“Ayro”), accusing Ayro of patent infringement in Federal District Court for the Western District of Texas, Waco Division (Case No. 6:20-cv-00176-ADA) (“the Ayro Litigation”). In the Complaint, Arcimoto alleged that Ayro’s 311 two-seater electric vehicles infringe U.S. Patent 8,985,255 (the “255 Patent”). The Complaint asked for monetary damages and enhanced damages due to willful infringement of the 255 Patent by Ayro. On March 27, 2020, Ayro answered the Complaint, denying liability and asserting counterclaims of noninfringement and patent invalidity. During the first quarter of 2021, the parties reached an immaterial settlement and the case was subsequently dismissed.

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

The Company is also a nominal defendant in two shareholder derivative lawsuits filed in the United States District Court for the Eastern District of New York, Liu v. Frohnmayer et al. (Case No. 21-cv-03702 filed on June 30, 2021) and Carranza v. Frohnmayer et al. (Case No. 21-cv-03888 filed on July 9, 2021), and a shareholder derivative lawsuit filed in the United States District Court for the District of Oregon, Laguerre v. Frohnmayer et al. (Case No. 21-cv-00982 filed on June 30, 2021) and Adams v. Frohnmayer et al. (Case No. 22-cv-00800 filed on June 1, 2022). Mark Frohnmayer, Douglas Campoli, Terry Becker, Nancy Calderon, Joshua Scherer, and Jesse Eisler are named as defendants in all four shareholder derivative suits. Jeff Curl is named as a defendant in Laguerre, Liu and Adams. The allegations in the shareholder derivative lawsuits largely arise from the Bonitas report referenced above. The Liu and Carranza actions were consolidated on August 4, 2021 as In re Arcimoto, Inc. Derivative Litigation (Lead Case No. 21-cv-03702). The derivative actions are all currently stayed. The Company believes it has substantial defenses to the claims asserted and intends to vigorously defend the actions. However, the Company cannot predict the outcome of these matters.

The Company possesses insurance coverage to cover the litigation expenses with a deductible of $1,500,000. The Company has an accounting policy to record an accrual of legal costs on the basis of an estimate of future legal costs. The amount of accrued litigation expenses at September 30, 2022 is approximately $1,151,000.

Additionally, from time to time, we might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business.

ARCIMOTO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13: RELATED PARTY TRANSACTIONS

Arcimoto may, from time to time, sell to its management and employees at a discounted price. Sales to such parties for the three and nine months ended September 30, 2022 were not material. Also, from time to time, the Company may make certain purchases from an entity owned by the Chief Operating Officer. During the first half of 2022, the purchases were not material and the amount owed to the related party was zero at September 30, 2022.

On April 25, 2022, the Company entered into a $4,500,000 convertible promissory note agreement with Ducera Investments LLC, a related party because a partner at Ducera is also a member of the Board of Directors at Arcimoto. Further disclosures are presented in Note 9 - Convertible Notes.

On September 1, 2022, Arcimoto reimbursed Ducera Investments LLC approximately $67,000 for third party legal fees and expenses in conjunction with the issuance of the September 2022 Note described in Note 9 - Convertible Notes.

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

	For the three months ended
	September 30, 2022				September 30, 2021
	FUV	Rental	TMW	Total	FUV	Rental	TMW	Total
Revenues	$1,675,428	145,470	203,307	2,024,205	$1,360,375	33,472	104,329	1,498,176

Operating Loss	(17,795,421)	(636,466)	(485,946)	(18,917,833)	(11,157,673)	(73,114)	(359,182)	(11,589,969)
Unrealized gain on convertible note fair value				(2,122,828)				-
Interest expense, net				84,945				51,671
Other expense/(income)				83,749				(131,781)
Net loss				(16,963,699)				(11,509,859)

	For the nine months ended
	September 30, 2022				September 30, 2021
	FUV	Rental	TMW	Total	FUV	Rental	TMW	Total
Revenues	$3,205,783	211,786	756,210	4,173,779	$3,325,078	57,340	227,113	3,609,531

Operating Loss	(44,139,916)	(1,576,960)	(1,307,407)	(47,024,283)	(27,559,083)	(49,246)	(977,874)	(28,586,203)
Gain on forgiveness of PPP loan				-				(1,078,482)
Unrealized loss on convertible note fair value				22,712				-
Interest expense, net				258,851				151,246
Other expense/(income)				12,553				(221,214)
Income tax expense/(benefit)				3,200				(2,938,698)
Net loss				(47,321,599)				(24,499,055)

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

On September 29, 2022, the Company announced a restructuring plan to reduce operation costs substantially and will focus on operations related to immediate revenue-generating programs which includes its main FUV product lines and its rental operations. The restructuring plan was implemented in October 2022. In an effort to reduce such costs, the Company terminated a significant number of its employees on a company-wide basis and initiated a furlough program that is expected to last from four weeks to four months, depending on operational circumstances. The Company also ended certain significant contracts with its vendors. No severance costs were incurred as a result of these restructuring plans.

Subsequent to September 30, 2022, Arcimoto raised approximately $799,000 (net of offering costs) as of October 14, 2022 through its Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Agent, as sales agent up to $100,000,000 of shares (“Shares”) of its common stock.

On November 11, 2022, Arcimoto's shareholders approved the remaining $10,000,000 of financing with a third party investor through the SPA as disclosed in Note 9 - Convertible Notes. The shareholders also approved up to $50,000,000 of financing through an equity line of credit with certain restrictions with a third party investor. In addition, the shareholders approved a reverse stock split within a range of 1-for-5 to 1-for-20 that is expected to be completed by the end of the fourth quarter of 2022 and an increase in the number of authorized shares from 100,000,000 shares to 200,000,000 shares. On November 11, 2022, the Board of Directors approved a reverse stock split of 1-for-20. See Note 2 - Summary of Significant Accounting Policies for further disclosures. This series of actions enable the Company to access additional funds for operational needs. The 1-for-20 reverse stock split will decrease the number of outstanding shares and increase net loss per common share. Since the reverse stock split has not yet been consummated, the financial statements and footnotes presented have not yet been retroactively adjusted.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

The following table depicts our production, deployment and sales by quarter:

	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Overall
Finished Good Inventory	0	8	20	12	10	9	23	61	45	35	18	55	74
Deployed into rental	0	0	0	0	0	0	7	12	15	25	19	20	46	144
Deployed into fixed assets	0	2	1	7	0	11	7	4	15	28	0	4	11	90
Sales	2	44	27	11	31	28	60	31	64	37	24	41	74	474
Production	2	54	40	10	29	38	88	85	78	80	26	102	150	782

The Company’s primary focus is on volume production planning in order to push to sustainable profitability. On April 19, 2021, the Company purchased an approximately 220,000 square foot facility to expand production capabilities. The Company has continued to execute its growth strategy while securing additional financing.

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

Driverless Arcimoto

Our long-term goal is to offer the market one of the lowest cost, most efficient “last mile” human and goods shared transport solutions for the future road. We intend that our platform will provide a ready foundation for remote control and self-driving technology deployment and have begun to demonstrate that capability.

Equipped with Faction’s DriveLink™ and TeleAssist™ technologies, the completely driverless Faction D1 combines autonomy with remote human teleoperation. The driverless vehicle system retains the FUV platform’s capabilities of a 75 mph top speed and just over 100 miles of range while transporting up to 500 pounds of cargo.

Pilot projects are in current deployment with additional scale/sites being added.

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

Rental Model

We plan to augment this direct web purchase process with experiential rental operations in key markets. This rental model gives prospective customers a direct experience with the physical product before purchasing. We opened our first Company-owned rental operations in San Diego, California and Eugene, Oregon in the second quarter of 2021. The Company-owned rental center in Hawaii opened on August 20, 2022. Additional rental vehicles are available at revenue sharing partner operators across locations in Washington, Florida, California, and Oregon. We entered into an agreement with the Graduate Hotel in Eugene, Oregon in the third quarter of 2021 to rent FUVs to hotel guests. We have a revenue sharing agreement with GoCars in San Diego with additional locations opening in the fourth quarter of 2022.

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

Management Opportunities, Challenges and Risks

Sales Funnel, Order Backlog, etc.

We are focused on building our sales and rental revenue in the states where we have current rental operations and delivery options available for customers: California, Florida, Washington, Oregon, Nevada, Hawaii and Arizona. Also, we plan to expand our business in other states as we scale our production. On October 20, 2022, Arcimoto announced that it is now accepting customer orders from New York, New Jersey, Pennsylvania, Maryland, Virginia, Georgia, and Washington D.C. While we expand geographical boundaries of our business operations, we also plan to expand and improve on the customers' retail experiences by including additional rental partnerships and pop-up demo drive experiences through new Customer Experience Centers. We opened our Honolulu Experience Center on August 20, 2022. Our current conversion rate from our rental operations and demo drives on a year-to-date basis is approximately 6%. Approximately 20% of our sales orders during the third quarter of 2022 were derived from our rental operation leads. During the third quarter of 2022, we converted 5% of drives to order from our demo drives and rental volumes which increased by 111% quarter-over-quarter. We aim to increase our conversion rate for both our rental operations and demo drives through increased engagement at each step of our customer journey and grow our drive volume by expanding our geographical footprint through various channels. These various channels include, but are not limited to, our rental operations, pop-up demo centers in high traffic flagship markets, strategic events and shows throughout the country and identifying new markets and expanding our brand awareness.

At September 30, 2022, the order backlog for our vehicles is 48. The conversion rate from order backlog to actual sales is approximately 89%. During the third quarter of 2022, the volume of demo drives made by potential customers is 2,603.

Currently, we are dependent on a single supplier for our battery cells. During the third quarter of 2022, our engineering team commenced a program to expand our options of battery cell types for module development. Upon development, regulatory testing will be conducted for compliance with government safety standards. We do not expect any challenges in regard to the certification process. We also expect that future battery cell technologies may have to be certified if these purchased cells have different specifications than what already has been certified.

We continue our efforts to drive down component and parts costs of Arcimoto ultra-efficient electric vehicles. To date, substantial progress has been made in identifying the cost targets for specific vehicle configuration based on current and anticipated supply chain conditions, cost reduction for manufacturing, lean manufacturing analysis, vehicle architecture sourcing-selection for all major subsystems and the technology roadmap for future vehicles and marketing roadmap.

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

Mean-Lean-Machine ("MLM")

We currently have received 1,206 pre-orders or $120,600 cash, net of cancellations for our MLM product line. The MLM is an electric three-wheeled bicycle that incorporates our tilting technology. Due to current unfavorable global macroeconomic environment, we have temporarily postponed operations of our MLM product line in order to conserve capital.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

Our capital expenditures are typically difficult to project beyond the short term given the number and breadth of our core projects at any given time and may further be impacted by uncertainties in future market conditions. We are simultaneously ramping new products in the Deliverator and Roadster, micro mobility, ramping manufacturing facilities in the new 10-acre campus and piloting the development and manufacture of new battery module technologies, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. We currently expect our capital expenditures to be between $10,800,000 to $11,500,000 in 2022. We had previously reported that we expected our capital expenditures to be between $35,000,000 and $40,000,000. However, subsequent to September 30, 2022, we initiated a series of strategic plans to conserve cash and focus on immediate revenue generating products in light of the global economic environment.

Our business has been consistently generating negative cash flow from operations, some of this is offset with better working capital management resulting in shorter days sales outstanding than days payable outstanding. We are also likely to see heightened levels of capital expenditures during certain periods depending on the specific pace of our capital-intensive projects and rising material prices and increasing supply chain and labor expenses resulting from changes in global trade conditions and labor availability associated with the COVID-19 pandemic. Moreover, while our stock price was significantly elevated during parts of 2021, we saw higher levels of exercise of investor warrants and options from employee equity plans, which obligates us to deliver shares pursuant to the terms of those agreements. In the long run, we expect our ability to be self-funding to be achieved as we approach a sales volume of approximately 7,500 vehicles per year and as long as macroeconomic factors support growth in our sales, and engineering cost reductions and volume pricing improve materials cost. On November 11, 2022, our shareholders approved an agreement to obtain additional funding (with certain restrictions) in order to finance our operations and growth with a $50,000,000 equity line of credit and a $10,000,000 senior secured convertible note. The shareholders also approved a reverse stock split of the Company's stock within a range of 1-for-5 to 1-for-20 that is expected to be completed by the end of the fourth quarter of 2022. Subsequent to the meeting, the Board of Directors approved a 1-for-20 reverse stock split. These series of actions allow us to access funds from the capital markets which will be used to fund our operations in the foreseeable future.

Operating expenses increased by approximately 70% or $5,723,000 for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and 63%, or $13,193,000, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This increase was primarily due to, among other things, increased sales and marketing costs and research and development (“R&D”) expenses. Sales and marketing expenses increased as we ramped up our marketing efforts to achieve higher levels of sales growth. Research and development expenses increased as we pursued new and more efficient methods of production processes and continued to improve our technological design and development of our product lines. The number of employees increased by approximately 40%, from 232 as of September 30, 2021, to 325 employees as of September 30, 2022. The increased staff was needed to build out all parts of the Company for selling and servicing vehicles. However, as a result of macroeconomic conditions and to conserve cash, we initiated a series of restructuring activities in October 2022 and temporarily scaled back our operations to focus on immediate revenue-generating activities.

Risks and Uncertainties

In the future, the Company may not have the capital resources necessary to further the development of existing and/or new products. In October 2022, we initiated a series of strategic restructuring plans in order to focus on our revenue-generating lines of business. These actions resulted in cancellations or postponements of material supplier contracts as well as a significant reduction in workforce in order to conserve cash that is prioritized for immediate revenue-generating activities.

Although we have taken strategic steps to improve our cost structure, our current cost structure, along with other factors including market penetration in the states we are currently doing business, does not allow us to achieve profitability. Although we are constantly trying to improve our cost structure and market penetration, we may not succeed to the point where we can achieve profitability consistently. Also, Arcimoto may not be able to reduce costs to the level necessary to unlock the market potential for our products.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe are reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. See Note 2 to our Condensed Financial Statements under Part I, Item I of this Quarterly Report on Form 10-Q.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”)) or net realizable value. We expense all labor and overhead costs as we are currently selling vehicles below the base cost of a finished unit. As such, our inventory costs consist mainly of material costs. Due to external economic conditions, including supply chain issues and inflation, among other things, such costs may fluctuate significantly over time and affect our results of operations. There had been no significant fluctuations in costs of the materials used in our inventory during the first nine months of 2022.

Convertible Notes

We have elected the fair value option under ASC 825-10-25 to account for both the $4,500,000 and $10,000,000 convertible notes. We have utilized a binomial lattice methodology in estimating the fair values. The notes' fair value measurement is classified as Level 2 under the fair value hierarchy as provided by ASC 820, "Fair Value Measurement". The fair valuation of these convertible notes uses inputs other than quoted prices that are observable either directly or indirectly. Under this option, changes in fair value of the convertible notes are recorded as unrealized gain/loss on convertible notes' fair value in the Condensed Statements of Operations.

Results of Operations

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

The following table summarizes the Company’s results of operations:

	Three Months Ended
	September 30,		Change
	2022	2021	Dollars	Percentage
Revenue	$2,024,205	$1,498,176	$526,029	35%
Cost of goods sold	6,987,035	4,856,331	2,130,704	44%
Gross loss	(4,962,830)	(3,358,155)	(1,604,675)	48%

Operating expenses:
Research and development	6,521,379	3,186,469	3,334,910	105%
Sales and marketing	3,321,862	1,983,738	1,338,124	67%
General and administrative	4,099,354	3,061,607	1,037,747	34%
Loss on asset disposal	12,408	—	12,408	N/A
Total operating expenses	13,955,003	8,231,814	5,723,189	70%

Loss from operations	(18,917,833)	(11,589,969)	(7,327,864)	63%

Other (income) expense:
Unrealized gain on convertible note fair value	(2,122,828)	—	(2,122,828)	NA
Interest expense	84,945	51,671	33,274	64%
Other expense/(income)	83,749	(131,781)	215,530	(164)%

Net loss	$(16,963,699)	$(11,509,859)	$(5,453,840)	47%

Revenues

Total revenue increased approximately $526,000 or 35% for the three months ended September 30, 2022, compared to the same period last year. The increase was primarily due to an increase in the number of FUV units sold and a slight increase in average sales price for the quarter. TMW revenue and rental revenue also increased. These increases were due to the ramp up of our marketing and sales activities.

We had approximately $2,024,000 in revenue, comprising approximately $1,675,000 in net revenue from the sales of our vehicles and related products and accessories, approximately $203,000 in TMW net revenue and approximately $145,000 in net revenue from rental operations during the three months ended September 30, 2022. We had approximately $1,498,000 in revenue, comprising approximately $1,360,000 in revenue from the sales of our vehicles, approximately $104,000 in TMW revenue and approximately $33,000 in revenue from our rental operation during the three months ended September 30, 2021.

Cost of Goods Sold ("COGS")

Cost of goods sold increased by approximately $2,131,000 or 44%, primarily driven by higher materials cost due to increased production and rising costs due to global supply chain issues, higher payroll costs due to additional hiring and company-wide cost of living payroll increases and higher manufacturing overhead as a result of ramping up our production operations and higher TMW COGS and higher rental operations COGS as a result of higher TMW revenues and higher rental revenue, respectively, and to a lesser extent, higher purchase price variance and warranty costs, partially offset by a slightly lower inventory loss and obsolescence.

We had approximately $6,987,000 in COGS, comprising approximately $1,667,000 for FUV material and freight costs from the sale of our vehicles, $250,000 related to our rental operations, $179,000 related to TMW, $202,000 in warranty costs, $401,000 from an adjustment to inventory for purchase price variance, obsolescence and scrap, and approximately $4,289,000 in manufacturing, labor, and overhead, during the three months ended September 30, 2022. Included in the manufacturing, labor and overhead costs are payroll and employee-related costs of $2,340,000 while the remaining costs consist of consulting services, freight, and depreciation, among other things.

We had approximately $4,856,000 in COGS, comprising approximately $1,360,000 for FUV material costs from the sale of our vehicles, $168,000 in warranty reserves, $69,000 in TMW COGS and $446,000 in other material-related costs and approximately $2,817,000 in manufacturing, labor, and overhead, during the three months ended September 30, 2021.

Operating Expenses

Research and Development (“R&D”) Expenses

R&D expenses increased by $3,335,000 or 105% during the three months ended September 30, 2022 as compared to the same period last year primarily due to higher costs incurred in developing and/or improving new technology in connection with our product lines and also designing production processes in anticipation of future increases in production volume. The increase was due to higher consulting services and payroll costs as a result of additional hiring and cost of living payroll increases. R&D expenses for the three months ended September 30, 2022 and 2021 were approximately $6,521,000 and $3,186,000, respectively.

Sales and Marketing (“S&M”) Expenses

S&M expenses for the three months ended September 30, 2022 and 2021 were approximately $3,322,000 and $1,984,000, respectively. The primary reasons for the increase in sales and marketing expenses during the three months ended September 30, 2022 of approximately $1,338,000, or 67%, as compared to the prior period were increased costs related to the expansion of the sales and marketing department and higher activities to market our product lines via various forms ofcustomer communications. As markets opened up after the COVID-19 pandemic, we have expanded into new markets, conducted road shows and incurred expenses to increase our brand awareness. We have hired key sales and marketing personnel to support our sales growth strategy which increased our payroll and employee-related costs. The higher levels of marketing activities resulted in higher travel and marketing costs. The increase in marketing activities have allowed us to increase our presence in additional states.

General and Administrative (“G&A”) Expenses

G&A expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the three months ended September 30, 2022 were approximately $4,099,000 as compared to approximately $3,062,000 for the same period last year, representing an increase of approximately $1,038,000, or 34%. The increase was primarily due to, among other things, higher payroll and payroll-related costs as a result of cost of living payroll increases and additional employees needed to support anticipated business growth, higher consulting costs to support our technology infrastructure, higher insurance costs from higher business activities, higher legal costs, partially offset by lower accounting and professional fees.

Loss on Disposal of Asset

We recorded approximately $12,000 loss on disposal of one FUV unit from our FUV fleet.

Unrealized Gain on Convertible Note and Warrants

We recorded an unrealized gain of $2,123,000 as a result of the mark-to-market to fair value for our convertible notes in accordance with the election of the fair value option under ASC 825-10 and the bifurcated warrants issued in conjunction with our $10,000,000 convertible note.

Interest Expense

Interest expense for the three months ended September 30, 2022 was approximately $85,000, as compared to $52,000 during the three months ended September 30, 2021. The increase in interest expense was primarily due to higher debt incurred in 2022.

Other Expense/(Income)

Other expense was approximately $84,000 for the three months ended September 30, 2022. Other Income was approximately $132,000 for the three months ended September 30, 2021. Other expense increased by approximately $216,000 primarily due to debt issuance costs related to our $10,000,000 convertible note issued during the third quarter of 2022.

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

The following table summarizes the Company’s results of operations:

	Nine Months Ended
	September 30,		Change
	2022	2021	Dollars	Percentage

Revenue	$4,173,779	$3,609,531	564,248	16%
Cost of goods sold	17,138,644	11,329,143	5,809,501	51%
Gross loss	(12,964,865)	(7,719,612)	(5,245,253)	68%

Operating expenses:
Research and development	14,144,395	8,256,980	5,887,415	71%
Sales and marketing	9,318,647	4,537,816	4,780,831	105%
General and administrative	10,583,968	8,071,795	2,512,173	31%
Loss on asset disposal	12,408	—	12,408	N/A
Total operating expenses	34,059,418	20,866,591	13,192,827	63%

Loss from operations	(47,024,283)	(28,586,203)	(18,438,080)	64%

Other (income) expense:
Gain on forgiveness of PPP loan	—	(1,078,482)	1,078,482	(100)%
Unrealized loss on convertible note fair value	22,712	—	22,712	NA
Interest expense	258,851	151,246	107,605	71%
Other expense/(income)	12,553	(221,214)	233,767	(106)%

Loss before income tax benefit	(47,318,399)	(27,437,753)	(19,880,646)	72%

Income tax (expense) benefit	(3,200)	2,938,698	(2,941,898)	(100)%

Net loss	$(47,321,599)	$(24,499,055)	$(22,822,544)	93%

Revenues

Total revenue increased by approximately $564,000 or 16% for the nine months ended September 30, 2022, compared to the same period last year. The increase was primarily due to an increase TMW revenue and rental revenue, partially offset by a decline in our FUV sales as we temporarily ceased production in the first quarter of 2022 in order to move into our new production facilities in anticipation of future production growth. During the first quarter of 2022, we also conducted tests on two of our battery cells for regulatory compliance purposes. TMW was acquired during the first quarter of 2021 and therefore, TMW revenues for the nine months ended September 30, 2021 were from the time of acquisition till September 30, 2021.

We had approximately $4,174,000 in revenue, comprising approximately $3,206,000 in net revenue from the sales of our vehicles and related products and accessories, approximately $756,000 in TMW net revenue and approximately $212,000 in net revenue from rental operations during the nine months ended September 30, 2022. We had approximately $3,610,000 in revenue, comprising approximately $3,325,000 in revenue from the sales of our vehicles and related products and accessories, approximately $227,000 in TMW net revenue and approximately $57,000 in revenue from rental operations during the nine months ended September 30, 2021.

Cost of Goods Sold

Cost of goods sold increased by approximately $5,810,000 or 51%, primarily driven by higher payroll costs due to additional hiring and company-wide cost of living payroll increases and higher manufacturing overhead as a result of ramping up our production operations and higher inventory losses due to purchase price variance, higher freight charges as a result of macroeconomic factors related to transportation costs, higher TMW and rental COGS due to increased activity compared to the same period last year. As noted above, TMW was acquired during the first quarter of 2021 and as such, the results of operations for TMW did not fully reflect nine months of operations in 2021.

We had approximately $17,139,000 in COGS, comprising approximately $3,158,000 for FUV material and freight costs from the sale of our vehicles, $536,000 related to our rental operations, $586,000 related to TMW, $402,000 in warranty costs, $1,094,000 from an adjustment to inventory for purchase price variance, obsolescence and scrap, and approximately $11,362,000 in manufacturing, labor, and overhead, during the nine months ended September 30, 2022. Included in the manufacturing, labor and overhead costs are payroll and employee-related costs of $6,524,000 while the remaining costs consist of consulting services, freight, and depreciation, among other things.

We had approximately $11,329,000 in COGS, comprising approximately $5,093,000 for FUV material and freight costs from the sale of our vehicles, $163,000 related to TMW, $405,000 in warranty costs, $475,000 from an adjustment to inventory for purchase price variance and scrap and other costs, and approximately $5,193,000 in manufacturing, labor, and overhead, during the nine months ended September 30, 2021.

Operating Expenses

Research and Development (“R&D”) Expenses

R&D expenses increased by $5,887,000 or 71% during the nine months ended September 30, 2022 as compared to the same period last year primarily due to higher costs incurred in developing and/or improving new technology in connection with our product lines and also designing production processes in anticipation of future increases in production volume. The increase was due to higher consulting services and payroll costs as a result of additional hiring and cost of living payroll increases. R&D expenses for the nine months ended September 30, 2022 and 2021 were approximately $14,144,000 and $8,257,000, respectively.

Sales and Marketing (“S&M”) Expenses

S&M expenses for the nine months ended September 30, 2022 and 2021 were approximately $9,319,000 and $4,538,000, respectively. The primary reasons for the increase in sales and marketing expenses during the nine months ended September 30, 2022 of approximately $4,781,000, or 105%, as compared to the prior period was increased costs related to the expansion of the sales and marketing department and higher activities to market our product lines via various forms ofcustomer communications. As markets opened up after the COVID-19 pandemic, we have expanded into new markets, conducted road shows and incurred expenses to increase our brand awareness. We have hired key sales and marketing personnel to support our sales growth strategy which increased our payroll and employee-related costs. The higher levels of marketing activities resulted in higher travel and marketing costs.

General and Administrative (“G&A”) Expenses

G&A expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the nine months ended September 30, 2022 were approximately $10,584,000 as compared to approximately $8,072,000 for the same period last year, representing an increase of approximately $2,512,000, or 31%. The increase was primarily due to, among other things, higher payroll and payroll-related costs as a result of cost of living payroll increases and additional employees needed to support anticipated business growth, higher consulting costs to support our technology infrastructure, higher insurance costs from higher business activities, partially offset by lower legal, accounting and professional fees.

Loss on Disposal of Asset

We recorded approximately $12,000 loss on disposal of one FUV unit from our FUV fleet.

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

Unrealized Gain on Convertible Note and Warrants

We recorded an unrealized loss of $23,000 as a result of the mark-to-market to fair value for our convertible notes in accordance with the election of the fair value option under ASC 825-10 and the bifurcated warrants issued in conjunction with our $10,000,000 convertible note.

Interest Expense

Interest expense for the nine months ended September 30, 2022 was approximately $259,000, as compared to $151,000 during the nine months ended September 30, 2021. The increase in interest expense was primarily due to higher debt incurred in 2022.

Other Income

Other expense was approximately $13,000 for the nine months ended September 30, 2022 and other income was approximately $221,000 for the nine months ended September 30, 2021. Other expense increased by approximately $234,000 primarily due to debt issuance costs related to our $10,000,000 convertible note issued during the third quarter of 2022.

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

During the nine months ended September 30, 2022 cash used in operating activities was approximately $40,864,000, which included a net loss of approximately $47,322,000, non-cash charges of $8,628,000 and changes in net working capital and other items that contributed to cash and cash equivalent reduction of approximately $2,170,000. Our net loss was primarily due to, among other things, (1) spending on R&D expenditures to develop and improve new technology in connection with our product lines and new designs of our production processes in anticipation of future increases in production volume, and (2) spending on S&M expenses as we increased our sales force in order to ramp up our marketing efforts and activities to increase our brand awareness and conduct road shows. Our inventory increased in anticipation of future sales and production growth while our accounts payable increased, primarily due to timing.

During the nine months ended September 30, 2021, cash used in operating activities was approximately $25,354,000, which included a net loss of approximately $24,499,000, non-cash charges of approximately $284,000, and changes in net working capital items of approximately $1,139,000.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the nine months ended September 30, 2022, we paid approximately $9,372,000 to purchase property and equipment in anticipation of our future production growth.

During the nine months ended September 30, 2021, we paid approximately $14,839,000 to purchase property and equipment, approximately $24,000 for security deposits, and $1,754,000 as part of the TMW acquisition.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was approximately $37,484,000, compared to net cash provided by financing activities of approximately $35,497,000 during the nine months ended September 30, 2021. Cash flows provided by financing activities during the nine months ended September 30, 2022 comprised of proceeds from the issuance of common stock through our registered offerings of approximately $26,517,000 (net of offering costs of approximately $871,000), proceeds from exercise of warrants of approximately $20,000, proceeds from equipment notes of approximately $177,000, proceeds from the exercise of options of approximately $91,000, and net proceeds from convertible note of $13,500,000, reduced by payments of notes payable of approximately $2,039,000, payments on finance lease obligations of approximately $305,000, equipment notes of approximately $482,000, and payments of convertible note of approximately $162,000.

During the nine months ended September 30, 2021, net cash provided by financing activities was approximately $35,497,000. Cash flows provided by financing activities during the nine months ended September 30, 2021 comprised of proceeds from the issuance of common stock through our registered offering of approximately $33,113,000 (net of offering costs of approximately $1,125,000), proceeds from the exercise of warrants of approximately $1,727,000, proceeds from exercise of options of approximately $1,456,000, proceeds from equipment notes of approximately $362,000, reduced by repayments of notes payable of approximately $667,000, payments of equipment notes of approximately $493,000.

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

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended September 30, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 12 to the Unaudited Condensed Financial Statements under the heading “Litigation” contained in Part I, Item 1 of this report is incorporated herein by this reference.

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1(a)	Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(a)	March 29, 2019
3.1(b)	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Arcimoto, Inc	10-K	001-38213	3.1(b)	March 29, 2019
3.2	Second Amended and Restated Bylaws of Arcimoto, Inc	1-A	024-10710	2.2	August 8, 2017
4.1	Form of Warrant	8-K	001-38213	4.1	September 1, 2022
4.2	Form of Senior Secured Convertible Note	8-K	001-38213	4.2	September 1, 2022
10.1*	Form of Securities Purchase Agreement, dated August 31, 2022, by and among the Company and the investors party thereto	8-K	001-38213	10.1	September 1, 2022
10.2	Form of Security Agreement, by and between the Company and the signatory thereto, as the Collateral Agent	8-K	001-38213	10.2	September 1, 2022
10.3	Form of Voting Agreement	8-K	001-38213	10.3	September 1, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Schedules, exhibits and similar supporting attachments to this exhibit are omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish a supplemental copy of any omitted schedule or similar attachment to the SEC upon request.

# Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: November 14, 2022	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Chief Financial Officer (Principal Financial Officer)