Form 10-K
period 2022-12-31
Arcimoto Inc
filed 2023-04-14
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2022 (based on the closing sale price of $65.40 per share on that date), was approximately $110,895,000. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

As of April 13, 2023 there were approximately 7,338,249 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2023 annual meeting of shareholders to be held at or around June 16, 2023 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

ARCIMOTO, INC.

FORM 10-K

For the Annual Period Ended December 31, 2022

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, but are not limited to, statements that express our strategies, intentions, financial projections, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. Forward-looking statements are neither statements of historical fact nor assurance of future performance and generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or similar expressions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the United States Securities and Exchange Commission ("SEC"). Because forward-looking statements relate to the future, they are subject to known and unknown risks, uncertainties, assumptions and changes in circumstances, many of which are out of our control, and that are difficult to predict as to timing, extent, likelihood and degree of occurrence, and that could cause actual results to differ materially from the results implied or anticipated by the statements. Any forward-looking statements speak only as of the date on which they are made and, except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Items 1A - “Risk Factors” - include, but are not limited to those factors summarized in the immediately following section entitled “Summary of Principal Risk Factors.” Such list does not contain all potential risks and uncertainties.

SUMMARY OF PRINCIPAL RISK FACTORS

Below is a summary of the principal risk factors we face. Please read it carefully and refer to the more detailed descriptions of the risk factors in Item 1A – “Risk Factors.” We face risks from:

●	our ability to obtain adequate financing to continue operations;

●	our ability to lower production costs to achieve cost-effective mass production, which we believe will be an important factor affecting adoption of the products;

●	our ability to effectively execute our business plan and growth strategy;

●

unforeseen or recurring operational problems at our facility, or a catastrophic loss of our manufacturing facility, including the temporary closures of our facility that might be required as a result of global events such as the COVID-19 pandemic;

●	our dependence on our suppliers, whose ability to supply us may be negatively impacted by, among other things, the measures being implemented to address COVID-19;
●	our ability to secure battery cells from a foreign sole sourced vendor in order to maintain production levels due to supply chain constraints;
●	changes in consumer demand for, and acceptance of, our products;

●

overall strength and stability of general economic conditions and specifically of the automotive industry, both in the United States("U.S.") and globally, and the effects these have on the capital markets and specifically our stock price limiting our access to additional capital;

●	changes in U.S. and foreign trade policy, including the imposition of tariffs and the resulting consequences;

●	changes in the competitive environment, including adoption of technologies and products that compete with our products;

●	our ability to generate consistent revenues;

●	our ability to design, produce and market our vehicles within projected timeframes given that a vehicle consists of several thousand unique items, and we can only go as fast as the slowest item;

●	our experience to date in manufacturing and our ability to manufacture increasing numbers of vehicles at the volumes that we need in order to meet our goals;

●	our ability to attract and retain key personnel;

●	changes in the price of oil and electricity;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt, if any, on terms favorable to our company;

●	the number of reservations and cancellations for our vehicles and our ability to deliver on those reservations;

●	our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

●

our ability to manage the distribution channels for our products, including our ability to successfully implement our direct-to-consumer distribution strategy and any additional distribution strategies we may deem appropriate;

●	our ability to obtain and protect our existing intellectual property protections, including patents;

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

Item 1. Business

Overview

Arcimoto, Inc. (the “Company”, “we”, “us”, or “our”) was incorporated in the State of Oregon on November 21, 2007. The Company’s mission is to catalyze the global shift to a sustainable transportation system. Over the past 16 years, the Company has developed technologies, platforms, and vehicles aimed squarely at rightsizing daily mobility. To date, the Company has introduced six vehicle products built on the first Arcimoto platform that target specific niches in the vehicle market: our flagship product, the Fun Utility Vehicle® (“FUV®”), for everyday consumer trips; the Deliverator® for last-mile delivery and general fleet utility, the Flatbed, Arcimoto’s solution for a rightsized pickup truck, and the Rapid Responder® for emergency services and security. Vehicles that are still in development are the Cameo™ for film, sports and influencers and the Arcimoto Roadster, an unparalleled pure-electric on-road thrill machine. The timing of bringing these prototypes to market has not been determined. In February 2021, Arcimoto acquired Tilting Motor Works and is currently selling their TRiO motorcycle upgrade kit, which transforms a traditional two-wheeled motorcycle into a leaning three-wheeled motorcycle. In February 2022, the Company introduced a second vehicle platform prototype and the first product concept on that platform, a class 3 e-trike codenamed the Mean Lean Machine™ ("MLM"). Research and development on the MLM has been put on hold as part of our operating cost-cutting efforts. Sales of the TRiO kits continue.

FUV Production and Deployment

Number of vehicles	2022	2021	2020
Production	336	331	117
Sales	228	192	97
Deployed into fixed assets	24	54	19
Deployed into rental operations	85	59	0
Beginning finished good inventory	35	9	8
Ending finished good inventory	34	35	9

Since the onset of the COVID-19 pandemic, the Company has experienced production and supply chain challenges related to extended lead times for delivery of parts and raw materials and may continue to do so in the foreseeable future.

The Company’s primary focus is on product cost reduction engineering, proving the product demand, and volume production planning in order to push to sustainable profitability. A key to controlling cost, supply chain and quality is vertical integration of key programs, including fabrication and assembly. On April 19, 2021, the Company purchased an approximately 220,000 square foot facility to expand production capabilities. Since the purchase of the factory Arcimoto has completed major power upgrades to the site and critical facilities to support production equipment expansion. The upgrades have included updating the lighting and facades in all production spaces, installing and putting into production our Computerized Numerical Control ("CNC") machine shop, installing and putting into production the automated Vacuum Forming line for body work and installing and putting into production our assembly line. Additionally, improvements were made at our Arcimoto Manufacturing Plant ("AMP") location to improve our battery production.

Platform and Technologies

Arcimoto spent its first decade developing and refining eight generations of a new three-wheeled electric vehicle platform: a light-footprint, nimble reverse-trike architecture that features a low center of gravity for stability on the road; dual-motor front-wheel drive for enhanced traction; can be parked three to a space while carrying two large adults comfortably, and is more efficient, 183 miles per gallon equivalent. The Company has secured 13 utility patents on various constituent technologies and vehicle platform architectures.

Products

Arcimoto’s vehicle products are based on the Arcimoto Platform, which includes the basic lower frame structure and certain key components of our vehicles. While intended to serve very different market segments, a substantial majority of the constituent parts are the same between all products currently in production and development, except for our TriO product line (See below for additional disclosures.).

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

Arcimoto Flatbed

The Arcimoto Flatbed prototype was introduced at the FUV & Friends Summer Showcase on July 26, 2021. Similar to the Deliverator, it eschews the rear seat, this time for a pickup-style flatbed instead of an enclosed cargo area. Retail sales of the flatbed are in limited production.

TRiO

On January 23, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Tilting Motor Works, Inc. (“TMW”), a Washington corporation (the “Seller”), and its owner. TMW engages in the design, production, sales, and installation of a bolt on kit, named TRiO, that converts a two wheeled motorcycle into a tilting three wheeled motorcycle. TMW was acquired to utilize the tilting technology in new three-wheeled micro-mobility vehicles.

Customization and Upfitting

Driverless: Our long-term goal is to offer the market one of the lowest cost, most efficient “last mile” human and goods shared transport solutions for the future road. We intend that our platform will provide a ready foundation for remote control and self-driving technology deployment, and have begun to demonstrate that capability. Currently, our partner Faction is upfitting our products with their hardware and software technology to provide a driverless solution used for logistics and vehicle delivery for rental operations.

Opportunities exist for customization amongst all of the models.

Fire suppression: we are currently exploring with a third party the installation of a small water tank and efficient water delivery system onto the Flatbed in order to create an effective firefighting first response vehicle.

Mobile Charging: A partner is exploring using the Flatbed and Deliverator to mount their battery pack, DC/DC converter and charger to provide mobile EV charging.

Temperature Controlled Food Box: a partner is exploring using the Deliverator to control temperature, both hot and cold, for better quality food delivery.

Sales and Distribution Model

Arcimoto’s sales and distribution model is direct. Customers place vehicle orders on our website, and the vehicle product is delivered directly to the end user via a common carrier or our own delivery fleet. Online ordering and the vehicle configuration system is functional, with additional development planned to further automate the sales process.

We are also developing relationships with commercial fleet management companies to accelerate commercial sales and exploring sales dealerships in states where we cannot sell directly to consumers.

On October 26, 2020, we announced a partnership with DHL to provide nationwide home delivery of the FUV. They are currently handling the bulk of our customer deliveries.

Arcimoto is currently exploring additive sales channels, such as dealerships, for distribution in states where the direct sales model is currently prohibited or where strong powersports distributors exist. These channels, along with our direct to consumer model, could scale both service and sales in states where we currently do business.

Rental Model

We plan to augment the direct web purchase process with experience rental in key markets. This rental model gives prospective customers a direct experience with the physical product before purchasing, recovering some of the cost of the test drive with revenue generated by the rental. We opened our first Company-owned rental operations in San Diego, California and Eugene, Oregon in the second quarter of 2021. The first Company-owned rental center in Hawaii opened on August 20, 2022. During the fourth quarter of 2022 we opened a second Company-owned location in Kauai, Hawaii. Additional rental vehicles are available at revenue sharing partner operators across locations in Washington, Florida, California, and Oregon. We entered into an agreement with the Graduate Hotel in Eugene, Oregon in the third quarter of 2021 to rent FUVs to hotel guests. We have a revenue sharing agreement with GoCars in San Diego and Las Vegas, with additional locations opening in the near future.

Our current partner list includes Island Bike Shop, Adventure Center, Scoot Scoot Rentals and the New Experience Center at Royal Sonesta Kaua'i Resort Line.

Service

Arcimoto Service is provided by the Company or through third-party service providers. Arcimoto has implemented a robust service training program to certify all internal and 3rd party technicians. A service request to support@arcimoto.com will trigger dispatch and notification to mobile technicians. In 2022, Arcimoto launched partnerships with B&H Electric in Pennsylvania and Midas in Oahu to provide service in those regions. Currently, in all other open states, service is provided through Arcimoto directly.

Warranty

We provide a manufacturer’s warranty on all new and used vehicles we sell for the lesser of three years or thirty-six thousand miles. We accrue warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls when identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The portion of the warranty reserve expected to be incurred within the next 12 months is in the current portion of warranty reserves, while the remaining balance is in warranty reserve on the balance sheets. Warranty expense is recorded as a component of cost of goods sold in the statements of operations.

Facility

In October 2017, we took possession of our factory, the AMP, and immediately began retrofitting the space. In December 2017, all employees relocated to the site and we began operations there.

During the fourth quarter of 2018 we remodeled a 5,700 square foot inventory warehouse located across the street from the AMP into usable office spaces and moved non-manufacturing personnel into these new offices in order to free up production space in the AMP. TMW was moved into this location shortly after its acquisition and was later moved into another Arcimoto location. We also leased an approximately 4,500 square foot retail location in San Diego, California to serve as a dealer location and rental center.

During the fourth quarter of 2019 we leased an approximately 10,800 square foot building with warehouse and office space approximately six blocks east of the AMP. The office space is being used by our marketing team and the warehouse space is being used by R&D.

During the first quarter of 2020, we leased an approximately 10,800 square foot building with warehouse and office space next to the building leased during the fourth quarter of 2019. This location is being used for service operations.

On December 23, 2020, we entered into a purchase agreement for the properties located at 311 Chambers St. and 1480 W. 3rd Ave., Eugene, Oregon. The properties consist of an approximately 180,000 square foot warehouse space situated on approximately 6.6 acres. During the first quarter of 2021, an additional 3.9 acres and 40,300 square feet of buildings to the south commonly known as 1593 W. 5th Ave. and 440 Fillmore St., Eugene, Oregon was added to the purchase agreement. This purchase was consummated on April 19, 2021. This space is currently used for increased production capacity.

During the first quarter of 2021, we leased an approximately 15,000 square foot facility that consists of the second floor of the office building located at 155 Blair Blvd., Eugene, Oregon and also a warehouse located at 135 Blair Blvd., Eugene, Oregon to serve as a rental center.

During the second quarter of 2021, we entered into a lease for a commercial facility located at 2110 West Second Avenue, Eugene, Oregon. The term of the lease is month to month which began on approximately May 1, 2021 and automatically renews each month unless 30 days’ notice of cancellation is given. This lease was terminated on December 8, 2022.

Governmental Programs, Incentives and Regulations

Many governmental standards and regulations relating to safety, fuel economy, emissions control, noise control, vehicle recycling, substances of concern, vehicle damage, recall, and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe, and elsewhere. In addition, manufacturing and other vehicle assembly facilities in the United States, Europe, and elsewhere are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances. In addition, the regulations in this area are constantly evolving, especially with the entry of new vehicles into the market. The costs and time needed for compliance can be significant, however, the same standards apply to all vehicle manufacturers and therefore do not pose a competitive disadvantage.

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

The Company has had various recalls for issues that have been discovered and are in various stages of completion. All proper protocols have been followed for reporting these recalls to NHTSA and to our customers in a timely manner. None of these recalls resulted in a material impact on the financial statements of the Company.

Electromagnetic Compatibility

The Federal Communications Commission (FCC) is the federal agency responsible for implementing and enforcing the communications law and regulations, including 47 CFR 15, which regulates unlicensed radio-frequency transmissions, both intentional and unintentional. During 2019, Arcimoto demonstrated that the FUV is in compliance with all required electromagnetic compatibility requirements by testing the vehicle and its components at a test facility accredited by the American Association of Laboratory Accreditation (A2LA) for automotive, electromagnetic compatibility, information and communication technologies, and medical devices.

Motor Vehicle Manufacturer and Dealer Regulation

As with helmet laws and driver license requirements, state laws that regulate the manufacture, distribution, and sale of motor vehicles are a patchwork nationwide. Arcimoto plans to open its own retail distribution facilities or services in select states where Arcimoto is allowed by statute to be recognized as a dealer. In all other states, including those where Arcimoto is prohibited from selling directly from within the state, we consummate sales at facilities in Oregon where the customer can pick up or have a common carrier pick up the vehicle.

Arcimoto is a registered dealer in Oregon and California, with Hawaii and Florida dealer applications on file. Customers who are located in other states can purchase from Arcimoto by utilizing our existing Oregon dealership.

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

Intellectual Property

Patents

Our policy is to protect our competitive position by, among other methods, filing patent applications to protect technology and improvements that we consider important to the development of our business. We have generated a number of patents and expect this portfolio to continue to grow as we actively pursue additional technological innovation. As of December 31, 2022, we have 13 issued utility patents, including five patents covering novel aspects of the vehicle architecture expiring between 2031 and 2035, three patents covering vehicle battery systems expiring between 2035 and 2038, and two patents covering Arcimoto’s novel dual-motor gearbox design expiring between 2035 and 2037. We also own patents related to our TMW product line. These patents were part of the TMW acquisition that occurred in the first quarter of 2021. At present, Arcimoto has an additional patent application undergoing examination that relates to the overall vehicle platform.

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

Segment Information

In 2022, we operated as three reportable segments to include (1) the design, development, manufacturing and sales of electric vehicles; (2) TMW operations, and; (3) rental operations.

Employees

As of December 31, 2022, we had 208 full-time employees and one part-time employee. 117 of these employees were working and 92 employees were on leave-furlough. None of our employees are represented by a labor union, and we consider our current relations with our employees to be good.

Geographic Areas

We operate solely in the United States. As such, we held substantially all our assets and generated all our revenue in the United States during the fiscal year ended December 31, 2022.

Corporate Information

We were originally formed on November 21, 2007. Our principal executive offices are located at 2034 West 2nd Ave., Eugene, Oregon 97402. Our mailing address is P.O. Box 25658, Eugene, OR 97402 and our phone number is (541) 683-6293. Our website address is www.arcimoto.com. The information on, or that can be accessed through, our website is not part of this report.

Information About Our Executive Officers

The following table sets forth information concerning our executive officers as of April 13, 2023:

Name	Age	Position
Jesse A. Fittipaldi	47	Interim Chief Executive Officer
Douglas M. Campoli	59	Chief Financial Officer and Treasurer
Terry Becker	62	Chief Operating Officer and Director
John W. Dorbin Jr.	52	General Counsel and Corporate Secretary

Jesse A. Fittipaldi - Interim Chief Executive Officer

Jesse A. Fittipaldi joined Arcimoto in May 2015 as the company’s Business Development Lead. From 2017 to April 2020, Mr. Fittipaldi was Vice President of the Company and has been our Chief Strategy Officer since April 2020 until he was appointed as Interim Chief Executive Officer in July 2022. Mr. Fittipaldi comes from the professional engineering world where he helped facilitate project management for large institutional energy savings projects.

Douglas M. Campoli - Chief Financial Officer and Treasurer

Douglas M. Campoli has been our Chief Financial Officer since June 2015. Prior to joining Arcimoto, he was the Founder of Strategic Financial Consulting from February 2013 to June 2015, providing financial consulting services for startup and existing businesses. From September 2012 to September 2013, Mr. Campoli was Chief Financial Officer of ManaFuel, bringing energy independence to Pacific Island Nations. From May 2007 to February 2011, he was Chief Financial Officer of GarageGames.com, Inc. From 2004 to May 2007, Mr. Campoli was Chief Financial Officer of SeQuential Biofuels, Inc. Prior to 2004, he held various financial positions at Genuity Inc. (previously GTE Internetworking), and AT&T Paradyne Corp. Mr. Campoli is a Certified Cash Manager and holds a B.S. in Business and Finance from the University of South Florida and an M.B.A. with a concentration in Finance from the University of Tampa.

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

The design, manufacture, sales and servicing of vehicles is a capital-intensive business. At December 31, 2022, our working capital was approximately $(1,242,000), a decrease of approximately $22,661,000 from December 31, 2021. We have previously raised funds through equity investment, convertible and non-convertible notes to meet our cash needs, but there is no guarantee that we will be able to raise enough additional capital in the short term to meet our ongoing cash requirements. Our need to raise additional funds to sustain operations and reach our vehicle production goals is dependent on how quickly we can secure financing and reduce the cost of our vehicles. We may raise additional funds through the issuance of equity, equity-related, or debt securities or through obtaining credit from government or financial institutions. We cannot assure anyone that we will be able to raise additional funds when needed. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, we will be unable to continue operations.

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

Our manufacturing process could be affected by operational problems that could impair our production capability and the timeframes within which we expect to produce our vehicles. Our manufacturing facility contains high cost and sophisticated machines that are used in our manufacturing process. Disruptions or shutdowns at our facility could be caused by:

●	maintenance outages to conduct maintenance activities that cannot be performed safely during operations;

●	prolonged power failures or reductions;

●	breakdown, failure or substandard performance of any of our machines or other equipment;

●	noncompliance with, and liabilities related to, environmental requirements or permits;

●	disruptions in the transportation infrastructure, including ports, railroad tracks, bridges, tunnels or roads;

●	pandemics, fires, floods, snow or ice storms, earthquakes, tornadoes, hurricanes, microbursts or other catastrophic disasters, national emergencies, political unrest, war or terrorist activities; or

●	other operational problems due to, among other things, the global COVID-19 pandemic.

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

None of our key employees is bound by an employment agreement for any specific term, with the exception of our Chairman and Chief Vision Officer, Mr. Frohnmayer, and we may not be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain executive officers and other key technology, sales, marketing, engineering, manufacturing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results.

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

We are almost entirely dependent upon revenue generated from a limited number of products in the near-term, and our future success will be dependent upon our ability to design and achieve market acceptance of new product offerings and vehicle models.

Revenue to date has come mostly from the sale of Fun Utility Vehicles ("FUVs") and Deliverators. We have deployed a number of vehicles into rental operations in 2022 to test the revenue generation potential. To date these revenue sources have not been successful in generating significant volumes of business for the company, so we have decided to shift the strategy to focus on the sale of our FUVs and Deliverators.

There can be no assurance that we will be able to sustain revenues from current product offerings, nor design future models of vehicles, or develop future services that will meet the expectations of our customers, or that our future models will become commercially viable.

In addition, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis, new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. We have limited experience in simultaneously designing, testing, manufacturing and selling vehicles. To date, we have focused our business on the development of a low-cost and high efficiency vehicle and have targeted a relatively narrow consumer group. We will need to address additional markets and expand our customer demographic to further grow our business. We expanded into various states including Arizona, Florida and Nevada in 2021. Our failure to address additional market opportunities could materially harm our business, financial condition, operating results and prospects.

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

The Company and certain of its third-party service providers and vendors receive, store, and transmit digital personal information in connection with the Company’s human resources operations, financial services operations, e-commerce, rental management, mobile applications, planned connected vehicle services offerings and other aspects of its business. The Company’s information systems, and those of its third-party service providers and vendors, are vulnerable to the continually evolving cybersecurity risks. The Company’s plan to offer connected vehicle services will heighten these risks. Unauthorized parties have attempted to and may attempt in the future to gain access to these systems or the information the Company and its third-party service providers and vendors maintain and use through fraud or other means of deceiving our employees and third-party service providers and vendors. Hardware, software or applications the Company develops or obtains from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security and/or the Company’s operations. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or detect. The Company has implemented and regularly reviews and updates processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean the Company and third-party service providers and vendors must continually evaluate and adapt systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. The Company has experienced information security attacks, but to date they have not materially compromised the Company’s computing environment or resulted in a material impact on the Company’s business or operations or the release of confidential information about employees, customers, suppliers or other third parties. Any future significant compromise or breach of the Company’s data security, whether external or internal, or misuse of customer, employee, supplier or Company data could result in disruption to the Company’s operations, significant costs, lost sales, fines and lawsuits, and/or damage to the Company’s reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and evolving requirements, compliance could also result in the Company being required to incur additional costs. The Company has reduced its financial exposure by securing cyber liability insurance.

REGULATORY RISKS

Motor vehicles, like those produced by Arcimoto, are highly regulated and are subject to regulatory changes.

We are aware that the National Highway Transportation Safety Administration is reviewing whether to adopt new safety regulations pertaining to three-wheeled motor vehicles. Currently, United States motorcycle regulations apply to such vehicles. New regulations could impact the design of our vehicles and our ability to produce vehicles, possibly negatively affecting our financial results. Additionally, state level regulations are inconsistent with regard to whether a helmet and motorcycle endorsement is required to operate an Arcimoto vehicle. Sales may be negatively impacted should any state alter its requirements with regard to customer use of helmets and motorcycle endorsement.

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

The recent COVID-19 pandemic has, and is expected to continue in the foreseeable future, to disrupt and adversely affect our business and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

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

We have incurred a net loss in each year since our inception, have 16 years of operating history, 12 of which were pre-revenue, and have generated limited revenues since launching our product at the end of 2019. Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment. Arcimoto was founded in 2007, and we have only recently started retail vehicle production and sales. Production and purchasing volumes will need to increase, driving down unit cost, and we will incur additional engineering and tooling cost, in order to reduce vehicle cost before Arcimoto will achieve profitability.

We may experience lower-than-anticipated market acceptance of our vehicles.

Although we have conducted some market research regarding our electric vehicles and accumulated thousands of pre-order reservation deposits as of December 31, 2022, many factors both within and outside our control, affect the success of new vehicles in the marketplace. At this time, it is difficult to measure consumers’ willingness to adopt electric vehicles as a mode of transportation, particularly three-wheeled electric vehicles. Offering fuel-efficient vehicles that consumers want and value can mitigate the risks of increasing price competition and declining demand, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, or other attributes) can exacerbate these risks. For example, if a new vehicle were to experience quality issues at the time of launch, the vehicle’s perceived quality could be affected even after the issues had been corrected, resulting in lower than anticipated sales volumes, market share, and profitability. Moreover, if a new vehicle is not accepted by consumers based on size, styling, or other attributes, we would experience lower than anticipated sales volumes, market share, and profitability.

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

Although there are financing and insurance options currently available, they may be limited or less competitive than traditional motor vehicle options. Retail lenders are less familiar with our vehicles and may be hesitant to provide financing to our customers. During 2022 we were successful in collaborating with a national vehicle finance company to provide a financing option to our retail customers. We have also secured insurance from national insurance providers, however our vehicles have a limited loss history in the insurance industry which may cause our customers difficulty in securing insurance coverage.

Our distribution model may result in lower sales volumes.

Our present distribution model is different from the distribution models used by other vehicle manufacturers, except for Tesla Motors. Like Tesla, we sell vehicles directly to our customers over the internet or via Arcimoto-owned retail stores, supplemented by a reservation system for in-person test drives, rather than through traditional dealer franchises. This direct sales model may result in lower sales due to customer reluctance to rely on web-based vehicle purchasing. Evaluation of the effectiveness of our present distribution model is ongoing and it may result in lower or higher sales volumes, market share, and profitability.

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

Significant developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways that we do not currently anticipate. If alternative energy engines or low fuel prices make existing four-wheeled vehicles with greater passenger and cargo capacities less expensive to operate, we may not be able to compete with manufacturers of such vehicles.

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

We acquired a business during the year ended December 31, 2021, and the combination of two independent businesses is a complex, costly and time consuming process.

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

The stock market generally, and our stock in particular with a beta of 2.25, has experienced price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchased it. The public market for our stock is new. From our Regulation A Offering on September 21, 2017 through March 24, 2023, the per share trading price of our common stock has been as high as $733.00 and as low as $1.33. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As a non-accelerated filer, we are exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

We are currently categorized as a “non-accelerated filer” under the U.S. federal securities laws.

As a non-accelerated filer, we are exempt from certain disclosure requirements under those laws. For example, we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements; we provide only two years of financial statements; and are not required to comply with Section 404(b) of the Sarbanes-Oxley Act, which requires our registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. These and certain other “scaled” disclosure provisions under SEC rules for smaller reporting companies could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

Because of our status as a non-accelerated filer, you will not be able to depend on any attestation from our independent registered public accounting firm as to our internal control over financial reporting for the foreseeable future.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the date that we become an “accelerated filer” under the SEC rules. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future.

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

The Securities Exchange Commission (“SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If our stock price stays below $1.00 per share for 30 consecutive business days, the Company no longer meets the NASDAQ Global Market listing requirements.  We were notified of this listing requirement failure on November 23, 2022, and informed of the 180 calendar day period to regain compliance. After implementing a 1-for-20 reverse stock split, on December 14, 2022 the Company was notified that it had regained compliance with Listing Rule 5450(a)(1) by its closing bid price remaining over $1.00 for the last 10 consecutive business days. If we do not retain our listing on the NASDAQ Global Market and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

Future and existing issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which would rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering additional debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred securities in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return they may be able to achieve from an investment in our common stock.

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

GENERAL RISK FACTORS

Ineffective internal controls could impact our business and financial results. We identified a material weakness in our internal control over financial reporting as of December 31, 2022.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. As further described in Item 9A of this Form 10-K, management has concluded that, because of a material weakness in internal control over financial reporting, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2022. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. As we ramp up production, we will be developing and implementing new and more robust internal controls over financial reporting, which is time consuming, costly, and complicated. If these actions fail to remediate this material weakness, or after having remediated such material weakness, thereafter fail to maintain the adequacy of our internal control over financial reporting or our disclosure controls and procedures, could adversely affect our ability to report financial information, including filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of shares of our common stock and we may be unable to maintain compliance with listing requirements.

The preparation of our financial statements involves the use of estimates, judgments and assumptions, and our financial statements may be materially affected if such estimates, judgments or assumptions prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP”, typically require the use of estimates, judgments and assumptions that affect the reported amounts. Often, different estimates, judgments and assumptions could reasonably be used that would have a material effect on such financial statements, and changes in these estimates, judgments and assumptions may occur from period to period over time. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, revenue recognition, impairment evaluation of our assets, goodwill and intangible assets, property, plant and equipment, convertible notes, valuation of equity compensation, lower of cost or net realizable value estimates related to inventory, overhead allocation, warranty reserves, determining the fair value of assets and the timing and amount of cash flows from assets. These estimates, judgments and assumptions are inherently uncertain and, if our estimates were to prove to be wrong, we would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes could harm our business, including our financial condition and results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our financial statements and our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On December 6, 2019, we entered into a lease for a property located at 179 Taylor St, Eugene, Oregon 97402, approximately six blocks east of the AMP that contains two buildings. The initial term of the lease is 25 months and began on December 6, 2019. There is an option for a three-year extension. The main building is 6,508 square feet of office and warehouse space and the auxiliary building is 4,318 square feet of warehouse space. The office space is being used by marketing and sales. The warehouse is being used for R&D. On March 3, 2020, we amended the lease to include the adjacent building, located at 1439 West 2nd Avenue, Eugene, Oregon 97402, which has 10,752 square feet of office and warehouse space on the ground floor plus second floor office and storage space. This location is being used for service and will be used for further expansion. Rent is $12,830 per month and subject to a 3% increase per year.

On October 15, 2018, we re-negotiated a lease previously entered into as a month-to-month lease during June 2018, for a 5,291 square foot commercial industrial office space located at 2175 West 2nd Ave, Eugene, Oregon. The term of the lease is 60 months which began on October 15, 2018. Rent is $5,065 per month and subject to a 3% increase per year. The space is not currently being used.

On October 18, 2018, we entered into a lease for a 4,491 square foot space located at 630 10th Avenue, San Diego, California. The term of the lease is 60 months which began on November 1, 2018. Base rent is $8,982 per month. A portion of the space is being used for Arcimoto’s California dealer showroom. The additional space is being used for rental operations.

On September 3, 2017, we entered into a lease for 1,700 square feet of office area, 32,000 square feet of warehouse space and 125,000 square feet of asphalt paving and undeveloped greenfield located at 2034 West 2nd Ave, Eugene, Oregon ("AMP"). The original lease expired on March 31, 2021 and was extended until September 30, 2024.  This location is currently being used for inventory storage, battery module assembly, and FUV sub-assembly manufacturing involving the cutting, bending and welding of raw materials.

On November 13, 2020, we entered into a lease for 3,074 square feet of a shared warehouse space located at 116 Cleveland St., Zone D2, Eugene, Oregon 97402. The term of the lease is month to month and can be canceled on 30 days notice.  The initial rent was $1,300 per month increasing 3% per year. The space is used for storing old non-production materials. The lease was terminated on March 22, 2023.

On November 18, 2020, we entered into a lease for a 106 square foot space in Orlando, Florida. The term of the lease is month to month which began on December 1, 2020 and auto renews each month unless one months’ notice of cancellation is given. Total rent is approximately $2,985 per month. The space is being used as the address of record for Arcimoto’s Florida dealer license application. This lease has been terminated effective May 31, 2023.

On December 23, 2020, we entered into a purchase agreement for the properties located at 311 Chambers St. and 1480 W. 3rd Ave., Eugene, Oregon. The properties consist of an approximately 180,000 square foot warehouse space situated on approximately 6.6 acres. The closing of the sale was on April 19, 2021. This space will be used for increased production capacity.

On February 11, 2021, we entered into a purchase agreement for the properties located at 1593 West 5th Ave. and 440 Fillmore St., Eugene, Oregon. The properties consist of an approximately 40,300 square foot warehouse space situated on approximately 3.9 acres. The closing of the sale was on April 19, 2021. This space will be used for increased production capacity.

On February 8, 2021, we entered into a lease for a 15,124 square foot office space on the second floor of 155 Blair Boulevard, Eugene, Oregon 97402 that will be used for office and general use and warehouse space located at 135 Blair Boulevard, Eugene, Oregon 97402 that is used for a rental location. The term of the lease is 60 months which began on March 1, 2021. There is an option for two successive five-year extension periods. Rent is approximately $17,938 per month and subject to a 2.5% increase per year.

On May 3, 2021, we entered into a lease for an executive office space in Arlington, Virginia. The space was used by an executive for office and general use. The term of the lease is one year which began on June 1, 2021 and automatically renews for another one-year period after the first year unless two months’ notice of cancellation is given. Total rent is approximately $2,003 per month and will increase automatically by 10% after the first year unless the lease is canceled pursuant to the terms discussed above. This lease has been terminated effective May 31, 2023.

On June 30, 2021 we entered into a lease for a commercial facility located at 2110 West Second Avenue, Eugene, Oregon. The term of the lease is month to month which began on approximately May 1, 2021 and automatically renews each month unless 30 days’ notice of cancellation is given. Total rent is approximately $4,500 per month. The space is being used for office and general purposes. Notice of termination was given on November 4, 2022, effective as of December 8, 2022.

On June 25, 2022, we entered into a lease for a house located at 1324 West 4th Avenue, Eugene, Oregon 97402. The term of the lease is one year which began on June 25, 2022.  Rent is $2,400 per month.  The space is used to house remote employees when traveling to Eugene.

On November 9, 2022, we entered into a lease for a 288 square foot space located at the Royal Sonesta Kaua’i Resort, Store Number 14B, 3610 Rice Street, Lihue, Hawaii 96766. The term of the lease is two years which began on December 1, 2022. There is an option to extend the lease for an additional two years if 180 days’ notice is given prior to the expiration of the initial lease term.  Minimum rent is $917 per month increasing 3% per calendar year. Tenant's proportionate share of expenses starts at $150 per month and increases 2% per year. During the calendar year 2024 rent shall also include 5% of monthly gross sales. The landlord charges a 3% handling fee for the price of goods and services provided by the tenant and charged to the guest’s hotel room. The space is used for rental and sales of electric vehicles.

Item 3. Legal Proceedings

From time to time, we might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business. For information on our litigation matters, see Note 14 - Commitments and Contingencies to the Financial Statements beginning at page F-1 of this Annual Report on Form 10-K, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock

Arcimoto’s common stock trades on the Nasdaq Global Market under the symbol “FUV”.

Holders

As of April 13, 2023, there were approximately 452 holders of record of our common stock.

Dividends

To date, we have paid no dividends with respect to our common stock and we do not anticipate having the ability to do so for the foreseeable future.

Sales of Unregistered Securities

In 2020, 2021 and 2022, we did not sell any securities that were not registered under the Securities Act of 1933, as amended, other than those sales previously reported in a Current Report on Form 8-K.

Share Repurchases

There were no repurchases of the Company’s equity securities during 2022 and there are no plans, approved or otherwise, for additional purchases.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2022, should be read together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview and 2022 Highlights

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

In 2022 we produced 336 vehicles. We sold 228 new vehicles. We deployed 85 vehicles into rental operations and 24 vehicles into fixed assets for marketing and other purposes. We are currently focused on achieving a profitable product through engineering cost down initiatives, increasing factory production capacity, achieving profitable rental operations, building out a national service strategy and optimizing our sales and marketing funnel to prepare for scale.

In 2022, we recognized total revenues of approximately $6.56 million, representing a 50% increase compared to the prior year. We continue to ramp production, build new manufacturing capacity and expand our operations to enable increased deliveries and rental of our products in furtherance of revenue growth.

In 2022, our net loss attributable to common stockholders was approximately $62.88 million, representing an unfavorable change of approximately $15.32 million, compared to the prior year. We continue to focus on improving our profitability through optimization of capital equipment and product design to reduce the cost of the vehicle, achieve scale production capacity and the associated material volume purchasing discounts.

We ended 2022 with approximately $462,800 in cash and cash equivalents, representing a decrease of approximately $16.51 million from the end of 2021. Our cash flows used in operating activities during 2022 was approximately $47.52 million, representing an increase of approximately $8.23 million compared to approximately $39.29 million during 2021, and capital expenditures amounted to approximately $8.06 million during 2022, compared to approximately $17.36 million during 2021. We have mainly funded our business through the sale of equity, the issuance of convertible notes and the issuance of debt on capital equipment. Subject to available funding, we will continue investing in a number of capital-intensive projects in upcoming periods.

Since the purchase of the factory, Arcimoto has completed major power upgrades to the site and critical facilities to support production equipment expansion, updated the lighting and facades in all production spaces, installed and put in production our CNC machine shop, installed and put into production the automated Vacuum Forming line for body work and installed and put into production our assembly line. Additionally, improvements were made at our AMP location to improve our battery production.

2022 Press Release Announcements

Milestones:

     - Arcimoto Announces Electric Vehicle Financing Now Available Through FreedomRoad Financial

     - Arcimoto Announces Strategic Restructuring Plan

     - Rental Openings:

           Arcimoto and Island Bike Shop Introduce FUVs to Marco Island for Beachside Rentals

           Arcimoto and Adventure Center to Begin FUV rentals to Fort Lauderdale, Florida

           Arcimoto and Scoot Scoot Rentals to Begin FUV rentals in St. Petersburg, Florida

           Arcimoto Announces New Experience Center at Royal Sonesta Kaua’i Resort Lihue

           Arcimoto Announces Development of Driverless EVs for Tourism Rentals with Faction and GoCar Tours

Pilots:

     - Arcimoto and Faction Reveal the D1 Next-Generation Driverless Delivery Vehicle

     - Arcimoto Unveils the Mean Lean Machine

     - Arcimoto and Directed Technologies Launch Pilot Program to Introduce Ultra-efficient Electric Delivery Vehicles into  Australia

     - Arcimoto and Virginia Clean Cities Launch Statewide Pilot Program to Test Ultra-Efficient Electric Vehicles

     - Arcimoto and JOCO Announce Manhattan Pilot Program for Last Mile Delivery Drivers

State Openings:

     - Arcimoto Now Accepting Vehicle Reservations From Customers In Hawaii

     - Arcimoto Opens Vehicle Sales in 4 New States, Connecticut, North Carolina, South Carolina & New Mexico

Legislation:

     - New York Passes Lupardo-Kennedy Autocycle Bill Allowing Three-Wheeled Vehicles to be Operated without a Motorcycle License

     - Utah Passes Christofferson-Harper Autocycle Bill Allowing Three-Wheeled Vehicles to be Operated without a Motorcycle License

     - Alabama Passes Meadows Autocycle Bill Allowing Three-Wheeled Vehicles to be Operated without a Motorcycle License or Helmet

      - Arcimoto Vehicles Reclassified as Autocycles in the State Of Maryland

Accolades:

     - Arcimoto Named One of Oregon’s Most Admired Companies by Portland Business Journal

     - Arcimoto Deliverator Named Overall Electric Vehicle of the Year in 2022 AutoTech Breakthrough Awards

Management Opportunities, Challenges, Risks and 2023 Outlook

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

Production

Retail series production has grown from 56 in 2019, to 117 in 2020, to 331 in 2021, to 336 in 2022.

We are evaluating Arcimoto’s manufacturing processes and supply chain management in order to drive down costs and begin volume production of Arcimoto ultra-efficient electric vehicles. To date, substantial progress has been made in understanding the cost models for future vehicles based on current and anticipated supply chain conditions, cost reduction for manufacturing, lean manufacturing analysis, vehicle architecture sourcing-selection for all major subsystems and the technology roadmap for future vehicles and marketing roadmap. Additionally, we have taken service feedback on existing vehicles to improve our manufacturing, customer experience and vehicle reliability.

Demand and Sales

The long-term success of this business is dependent upon increasing margins through engineering product cost reduction initiatives, purchasing contracts, and decreasing customer acquisition costs over time. Our cost reduction efforts are key to our vehicles’ affordability to the customer. We will also continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, and by expanding sales in more states, ownership loyalty, owner engagement, increased product exposure and additional sales channels. Moreover, we expect to continue to benefit from the ongoing electrification of the automotive sector and increasing environmental awareness. Key to identifying and effectively engaging the customer is our implementation of a new CRM and an efficient deployment of advertising, driven by data.

Demand for the Retail Series Arcimoto FUV has continued to increase. As of December 31, 2022, we have sold a total of 563 FUVs, representing an increase of 228, or approximately 68%, from the 335 FUV sales as of December 31, 2021.

The average sales price, including custom upgrade options, for the year ended December 31, 2022 was $21,393, $1,493 or 7.5% above the starting price. 228 model year 2022 FUVs were delivered to customers during the year ended December 31, 2022. 192 model year 2021 FUVs were delivered to customers during the year ended December 31, 2021. This represents an increase of 36 FUVs sold, or an increase of 18.8%.

Trends in Cash Flow and Capital Expenditures

Our capital expenditures are typically difficult to project beyond the short term given the number and breadth of our core projects at any given time and may further be impacted by uncertainties in future market conditions. We have suspended a number of capital expenditure programs. Last year we projected these programs would require capital expenditures to be between $35,000,000 to $40,000,000 per year over a three-year period. Our current projections are approximately $10,000,000 per year over the next three-year period. Under current capital market conditions, we may not be able to obtain the capital funding needed to achieve these goals.

Our business has been consistently generating negative cash flow from operations, some of this is offset with working capital management resulting in shorter days sales outstanding than days payable outstanding. We initiated a restructuring plan in the fourth quarter of 2022 to reduce our payroll overhead, but we anticipate continued negative cash flows until engineering cost improvements and increased sales volume are achieved.

Operating Expense Trends

Operating expenses increased by approximately 10%, or $3,919,000, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Operating expenses for 2022, which did not include a non-cash charge for goodwill impairment of $6,824,000 that was recorded in 2021, increased primarily due to increased research and development activities (some of which may not create significant benefit to us in the future), increased hiring within the sales and marketing functions for the first three quarters of 2022, as a result of enhanced marketing initiatives and increased payroll costs with our administrative functions for the first three quarters of 2022 to support our expected future growth. The number of employees decreased by approximately 17%, from 250 full-time employees as of December 31, 2021 to 208 full-time employees and one part-time employee as of December 31, 2022. 117 of these employees were working and 92 employees were on unpaid leave-furlough at December 31, 2022. No severance costs were incurred as a result of this leave-furlough. The decrease in staff was due to a company-wide restructuring program in the fourth quarter of 2022 that was aimed at reducing overall overhead costs. We continue to monitor staffing levels in order to meet operational needs.

As long as we see expanding sales, we generally expect operating expenses relative to revenues to decrease as we continue to increase operational efficiency and implement process automation.

New Accounting Pronouncements

For a description of our significant accounting policies and estimates, please refer to the “Summary of Significant Accounting Policies” in Note 2 to the Financial Statements beginning at page F-1 of this Annual Report on Form 10-K.

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

Policies

Revenue Recognition

Vehicle sales revenue include revenue related to deliveries of new and pre-owned vehicles. We recognize revenue on vehicle sales upon delivery to the customer, which is when the control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business. Amounts billed to customers related to shipping and handling are classified as vehicle sales revenue, and we have elected to recognize the cost for freight and shipping when control over vehicles, parts or accessories have transferred to the customer, as an expense in the cost of goods sold. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

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

Estimates

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. We also record inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If our inventory on-hand is in excess of our future demand forecast, the excess amounts are reserved to reduce the carrying value to net realizable value. We also review our inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of our vehicles less the estimated cost to convert the inventory on-hand into a finished product. Once inventory is written down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Warranties

We provide a manufacturer’s warranty on all new vehicles we sell for the lesser of three years or thirty-six thousand miles. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls when identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The portion of the warranty reserve expected to be incurred within the next 12 months is in the current portion of warranty reserve, while the remaining balance is in warranty reserve on the balance sheets. Warranty expense is recorded as a component of cost of goods sold in the statements of operations.

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

As we accumulate additional employee stock-based award data over time and as we incorporate market data related to our common stock, we may calculate significantly different volatilities and expected lives, which could materially impact the valuation of our stock-based awards and the stock-based compensation expense that we will recognize in future periods. Stock-based compensation expense is recorded in cost of goods sold, research and development expense, sales and marketing and general and administrative expense in the statements of operations.

Property, Plant and Equipment and Finite-lived Intangible Assets

Our property, plant and equipment primarily consists of land, leasehold improvements, buildings, machinery and equipment, FUV fleets, computer equipment and software and furniture and fixtures. Our intangible assets are finite-lived intangibles and consist primarily of trade names/trademarks, proprietary technology, and customer relationships. In the event of a triggering event that may result in a potential impairment, we assess the recoverability of our property, plant and equipment and finite-lived intangible assets using an undiscounted cash flow test. If the undiscounted cash flows are greater than the net book values, we conclude that there is no impairment. If the undiscounted cash flows are less than the net book values of such assets, then we conduct the second step of the impairment test. The second step is carried out by comparing the discounted forecasted cash flows (using an appropriate discount rate) with the carrying value of these assets. This difference is recorded as an impairment on the Statement of Operations, if applicable.

Convertible Notes

Our convertible notes are measured at fair value on a recurring basis. In estimating the fair value of this debt, a binomial lattice model was used. The required inputs include the risk-free rate, the Company's stock volatility, stock price on valuation date, and a risk premium. The difference between the book values and fair values are recorded on the Statements of Operations as unrealized gain or loss on convertible note fair value.

Income Taxes

We are subject to taxes in the U.S. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S. is actively considering changes in this regard. As of December 31, 2022, we had recorded a full valuation allowance on our net U.S. deferred tax assets because we expect that it is more likely than not that our U.S. deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Results of Operations

Year ended December 31, 2022 versus year ended December 31, 2021

The following table summarizes the Company’s results of operations:

	Years Ended
	December 31,		Change
	2022	2021	Dollars	Percentage
Revenue	$6,557,526	$4,386,222	$2,171,304	50%
Cost of goods sold	23,254,184	17,148,948	6,105,236	36%
Gross loss	(16,696,658)	(12,762,726)	(3,933,932)	31%

Operating expenses:
Research and development	18,933,270	12,106,489	6,826,781	56%
Sales and marketing	11,190,746	6,999,999	4,190,747	60%
General and administrative	12,343,991	12,948,147	(604,156)	(5)%
Loss on asset disposal	329,946	—	329,946	N/A
Loss on impairment of goodwill	—	6,824,209	(6,824,209)	(100)%
Total operating expenses	42,797,953	38,878,844	3,919,109	10%

Loss from operations	(59,494,611)	(51,641,570)	(7,853,041)	15%

Other expense/(income):
Gain on forgiveness of PPP loan	—	(1,078,482)	1,078,482	(100)%
Unrealized loss on convertible notes and warrants fair value	1,827,474	—	1,827,474	N/A
Interest expense	1,083,365	216,473	866,892	400%
Other expense/(income)	469,974	(281,755)	751,729	(267)%
Total other expense/(income)	3,380,813	(1,143,764)	4,524,577	396%

Loss before income tax (expense)/benefit	(62,875,424)	(50,497,806)	(12,377,618)	25%

Income tax (expense)/benefit	(3,974)	2,934,055	(2,938,029)	(100)%

Net loss	$(62,879,398)	$(47,563,751)	$(15,315,647)	32%

Revenues

Total revenue increased approximately $2,171,000 or 50% for the year ended December 31, 2022, compared to the same period last year. This increase was primarily due to an increase in product sales of approximately $1,130,000 from higher sales volume and a slight increase in average sales price in our FUV segment, an increase of approximately $726,000 of TMW segment revenue due to the acquisition of TMW in the first quarter of 2021 and increased marketing efforts, an increase in rental segment revenue of approximately $167,000 compared to the same period last year as we opened new rental locations and entered into partnership agreements with other rental partners, and approximately a $148,000 increase in service and merchandise revenues, primarily due to an increase in service revenue from our fabrication department.

Cost of Goods Sold

Cost of goods sold increased by approximately $6,105,000 or 36%, primarily driven by an increase in FUV material costs due to a higher number of FUV units sold, higher payroll costs due to additional hiring and company-wide cost of living payroll increases, and higher manufacturing overhead as a result of ramping up our production operations and higher inventory losses due to purchase price variance and lower-of-cost or market adjustment, higher TMW and rental cost of goods sold due to increased activities compared to the same period last year. TMW was acquired during the first quarter of 2021 and as such, the results of operations for TMW for 2021 did not fully reflect 12 months of operations in 2021.

We had approximately $23,254,000 in cost of goods sold (“COGS”), comprising approximately $4,862,000 for FUV material and freight costs from the sale of our vehicles, approximately $256,000 of parts and other costs, approximately $637,000 in warranty costs, approximately $768,000 in TMW COGS, approximately $801,000 in rental COGS,  approximately $1,820,000 from adjustments to inventory for unrecoverable excess costs and purchase price variance as well as loss and scrap, and approximately $14,110,000 in manufacturing labor and overhead for the year ended December 31, 2022.

We had approximately $17,149,000 in COGS, comprising approximately $3,998,000 for FUV material and freight costs from the sale of our vehicles, approximately $64,000 of parts and other costs, approximately $959,000 in warranty costs, approximately $178,000 in TMW COGS, approximately $148,000 in rental COGS, approximately $1,050,000 from adjustments to inventory for unrecoverable excess costs and purchase price variance as well as loss and scrap, and approximately $10,752,000 in manufacturing labor and overhead for the year ended December 31, 2021.

Operating Expenses

Research and Development (“R&D”) Expenses

R&D expenses were $18,933,000 for the year ended December 31, 2022 and $12,106,000 for the year ended December 31, 2021.

R&D expenses increased by approximately $6,827,000 or 56% for the year ended December 31, 2022 as compared to the same period last year primarily due to higher costs incurred in developing and/or improving new technology in connection with our product lines and also designing production processes in anticipation of future increases in production volume. The increase was due to higher consulting services and payroll costs as a result of additional hiring and cost of living payroll increases. Some of these projects were canceled as part of our restructuring efforts to reduce future spending.

Sales and Marketing (“S&M”) Expenses

S&M expenses were $11,191,000 for the year ended December 31, 2022 and $7,000,000 for the year ended December 31, 2021.

S&M expenses for the year ended December 31, 2022 increased by approximately $4,191,000, or 60%, as compared to the same period last year. The primary reasons for the increase in S&M expenses in 2022 as compared to the prior period was due to higher costs related to the expansion of the sales and marketing department and increased activities to market our product lines via various forms of customer communications during the first three quarters of 2022. As markets opened up after the COVID-19 pandemic, we expanded into new markets, conducted road shows and incurred expenses to increase our brand awareness. We hired key sales and marketing personnel to support our sales growth strategy which increased our payroll and employee-related costs during the first three quarters of 2022. During the fourth quarter of 2022, we reduced payroll costs by reducing headcount. The higher levels of marketing activities resulted in higher travel and marketing costs.

General and Administrative (“G&A”) Expenses

G&A expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the year ended December 31, 2022 were approximately $12,344,000 as compared to approximately $12,948,000 for the year ended December 31, 2021, representing a decrease of approximately $604,000, or 5%. The primary reasons for the decrease in the current period was due to the reversal of accrued legal expenses for litigation from 2021, partially offset by an increase in payroll costs as we increased the number of employees for the first three quarters of 2022 needed to support the business as well as increased payroll for cost-of-living adjustments. During the fourth quarter of 2022, we initiated a restructuring program in order to reduce our payroll costs.

Loss on Disposal of Asset

We recorded approximately $330,000 loss on disposal of our FUV units from our FUV rental fleet. These units, mainly our roadsters, were disposed primarily due to failure in satisfying certain regulations that would enable these units to be used under ordinary circumstances and to a lesser extent, damage from hurricane.

Impairment of goodwill

During the fourth quarter of 2021, we concluded, upon a qualitative assessment of the relevant economic factors, that it would be more likely than not that the fair values of our TMW reporting unit was less than the carrying amount. As a result, we proceeded to conduct a quantitative analysis of estimating the reporting unit’s fair value by using a weighted average of both an income approach and a market approach. These valuation approaches consider several factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rate and comparable multiples from market participants in our industry. These approaches also require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our related business.

These approaches resulted in the conclusion that the fair value of the TMW reporting unit was less than the reporting unit’s carrying value. This was primarily due to, among other things, the unexpected continuation of the COVID-19 pandemic which caused further and unexpected disruptions within our supply chain, a retooling of our TRiO product line which delayed production, and a change in strategy toward electric tricycles that required us to change our forecasted net cash flows and the timing of these cash flows as we enter into new markets. Therefore, we recorded a non-cash impairment charge of $6,824,000 in our Statements of Operations for the year ended December 31, 2021.

Gain on Forgiveness of PPP Loan

On May 5, 2020, we received a Paycheck Protection Program (“PPP”) loan in the amount of approximately $1,069,000. The loan had an interest rate of 1% and monthly payments of approximately $60,000 for 18 months beginning December 5, 2020. This loan was eligible for the limited loan forgiveness provisions of Section 1102 of the CARES Act, and the SBA Interim Final Rule dated April 2, 2020. On April 27, 2021, all of the outstanding principal and interest of approximately $1,069,000 and $10,000, respectively, were forgiven.

Unrealized Loss on Convertible Notes and Warrants

We recorded an unrealized loss of approximately $1,827,000 in 2022 as a result of the mark-to-market to fair value for our convertible notes in accordance with the election of the fair value option under ASC 825-10 and the bifurcated warrants issued in conjunction with our notes.

Interest Expense

Interest expense for the year ended December 31, 2022 was approximately $1,083,000, as compared to approximately $216,000 during the year ended December 31, 2021. The increase in interest expense was due to the additional debt incurred during 2022 to finance our operations.

Other Expense/(Income)

Other expense for the year ended December 31, 2022 was approximately $470,000, as compared to other income of approximately $282,000 during the year ended December 31, 2021. Other expense for the year ended December 31, 2022 was primarily debt offering costs related to our convertible note. Other income for the year ended December 31, 2021 was primarily rental income from one of our buildings.

Liquidity and Capital Resources

We have not achieved positive earnings and operating cash flows that are sufficient to finance our operations internally. Funding for the business to date has come primarily through the issuance of debt and equity securities. We will require additional funding to continue to operate.

Although our objective is to increase our revenues from the sale of our products to generate sufficient positive operating and cash flow levels, there can be no assurance that we will be successful in this regard. We will need to raise additional capital in order to fund our operations, which we intend to obtain through debt and/or equity offerings. Funds on hand and any follow-on capital, will be used to invest in our business to expand sales and marketing efforts, including Company-owned and partner-rental operations and the systems to support them, enhance our current product lines by continuing research and development to enhance and reduce the cost of the FUV and to bring future variants to retail production, continue to build out and optimize our production facility, debt repayment, and fund operations until positive cash flow is achieved. The need for additional capital may be adversely impacted by uncertain market conditions or approval by regulatory bodies. Under current business conditions, we believe that there can be no assurance that we will be able to secure additional financing, or if available, that it will be sufficient to meet our needs or be on favorable terms. As a result, we have concluded that our plans do not alleviate substantial doubt about the Company's ability to continue as a going concern. See Note 2 - Summary of Significant Accounting Policies, in our Notes to our Financial Statements, for further disclosures regarding our ability to continue as a going concern.

As of December 31, 2022, we had approximately $462,800 in cash and cash equivalents, representing a decrease in cash and cash equivalents of approximately $16,509,000 from December 31, 2021. Our cash used in operating activities was approximately $47,521,000.

On January 14, 2022, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Agent, as sales agent, up to $100,000,000 of shares (“Shares”) of its common stock. Any Shares offered and sold in the Offering will be issued pursuant to our Registration Statement on Form S-3 (File No. 333-261955) filed with the SEC on December 30, 2021 (the “Form S-3”) and declared effective on January 13, 2022, and the 424(b) prospectus supplement relating to the Offering dated January 14, 2022. We have raised approximately $27,198,000 by issuing 429,743 common shares through December 31, 2022. This financing option is not available for us to utilize for twelve months from the date of the registered direct offering agreement that was entered into on January 18, 2023. See Note 18 - Subsequent Events for additional disclosures regarding the registered direct offering.

On April 25, 2022, we entered into a $4,500,000 convertible promissory note agreement with Ducera Investments LLC - 2022 Series A ("Creditor") whereby we agreed to pay the Creditor the amount borrowed plus interest accrued at an annual rate of 10% compounded quarterly. Subject to certain conditions, interest on the promissory note accrues as additional principal. The term of the April 2022 Note is five years unless conversion privileges are exercised.

On August 31, 2022, we entered into a Securities Purchase Agreement (the “SPA”) with a third party investor (the “Buyer” or the “Holder”). Under the terms of the SPA, we will issue to the Buyer the notes and warrants pursuant to a currently effective shelf registration statement on Form S-3 (File No. 333-261955) filed with the SEC on December 30, 2021 (the “Form S-3”) and declared effective on January 13, 2022, and the 424(b) prospectus supplement relating to the Offering dated September 1, 2022. On September 1, 2022 (the "Issuance Date"), one note (the “September 2022 Note”) in the amount of $10,000,000 with 500,000 accompanying warrants (the “Warrants”) were issued to the Buyer. The September 2022 Note was issued with a principal amount of $10,000,000 and an original issue discount of $600,000, payable in 24 periodic installments with a coupon rate of 6%, and with a maturity date of September 1, 2024. At our option, periodic installments can be paid in either cash or common stock (at an 8% discount) to the Holder. Payments in cash are subject to an additional premium and are recorded as additional interest expense. In the event of a default, the interest rate is increased to 15%, which is the default rate. However, this financing option is not available for us to utilize for twelve months from the date of the registered direct offering agreement that was entered into on January 18, 2023. See Note 18 - Subsequent Events for additional disclosures regarding the registered direct offering.

On November 11, 2022, the shareholders approved up to $50,000,000 of financing through an equity line of credit with certain restrictions with a third-party investor. For the year ended December 31, 2022, we issued 488,637 shares of common stock with prices ranging from $3.71 to $8.02 for total proceeds of $2,155,025. This facility is not available for us to utilize for twelve months from the date of the registered direct offering agreement that was entered into on January 18, 2023. See Note 18 - Subsequent Events for additional disclosures regarding the registered direct offering.

The following table summarizes our sources and uses of cash:

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(47,520,722)	$(39,291,481)
Net cash used in investing activities	(8,065,397)	(19,125,829)
Net cash provided by financing activities	39,077,552	35,937,229
Net cash decrease for period	$(16,508,567)	$(22,480,081)

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

During the year ended December 31, 2022, cash used in operating activities was approximately $47,521,000, which included a net loss of approximately $62,879,000, non-cash charge related to depreciation and amortization of approximately $3,765,000, non-cash charge related to stock-based compensation of approximately $6,184,000, other non-cash charges of $3,602,000, debt issuance costs related to our convertible note of $801,000 and changes in accounts receivable, inventory, prepaid inventory, other current assets, accounts payable, accrued liabilities, customer deposits, warranty reserve, deferred revenue, and operating lease liabilities of approximately $1,006,000 which positively impacted operating cash flow, of which approximately $5,633,000 and $4,468,000 relate to increases in accounts payable and inventory, respectively.

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

Cash Flows from Investing Activities

Cash flows used in investing activities for the year ended December 31, 2022, relates to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the year ended December 31, 2022, we paid approximately $8,062,000 for manufacturing equipment and fixed asset purchases, and approximately $3,000 for security deposits.

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

Cash Flows from Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was approximately $39,078,000, compared to approximately $35,937,000 during the year ended December 31, 2021. Cash flows provided by financing activities during the year ended December 31, 2022 comprised of proceeds from the equity line of credit of approximately $2,155,000, proceeds from the issuance of convertible notes of approximately $13,900,000, the issuance of common stock through our registered offerings of approximately $28,209,000, offering costs of approximately $987,000 related to the sale of common stock, proceeds from the exercise of stock options of approximately $91,000, proceeds from the exercise of warrants of approximately $20,000, proceeds from equipment notes of approximately $177,000, repayments of notes payable of approximately $2,039,000, payment for debt issuance costs of $801,000, payment of equipment notes of $504,000, payments on finance lease obligations amounting to approximately $441,000, and payment on convertible note of $703,000.

During the year ended December 31, 2021 net cash provided by financing activities was approximately $35,937,000. Cash flows provided by financing activities during the year ended December 31, 2021 comprised of proceeds from the issuance of common stock through our registered offerings of approximately $34,238,000, offering costs of approximately $1,132,000, proceeds from the exercise of stock options of approximately $1,707,000, payments on finance lease obligations amounting to approximately $385,000, proceeds from equipment notes of approximately $366,000, repayments of notes payable of approximately $282,000, payments of deferred offering costs of approximately $24,000 and proceeds from the exercise of warrants of approximately $1,728,000.

Non-Cash Investing and Financing Activities

During the year ended December 31, 2022, approximately $4,625,000 in shares of our common stock were issued as partial payment of our convertible note and approximately $68,000 in stock was issued for payment of accounts payable and approximately $676,000 of equipment purchases were financed through finance leases.

During the year ended December 31, 2021, approximately $13,038,000 in shares of our common stock were issued as part of the purchase price of acquiring TMW, approximately $221,000 in stock was issued for payment of accounts payable, approximately $1,250,000 of notes payable was incurred for the purchase of property, plant, and equipment, approximately $593,000 in insurance expense was financed, and approximately $669,000 of equipment purchases were financed through finance leases.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer ("CEO"), as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the Interim CEO has concluded that our disclosure controls and procedures are ineffective to ensure that information disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This determination was based on the small size of our accounting staff and the lack of segregation of duties.

(b) Changes in Internal Control Over Financial Reporting

There has been a material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended December 31, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting due to a significant reduction of headcount that led to the material weakness disclosed below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the financial statements. As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. In connection with the audit of our financial statements for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management has concluded that this material weakness in internal control over financial reporting is due to the fact that the Company did not have adequate resources with the appropriate level of experience and technical expertise to execute, review, approve, maintain appropriate segregation of duties, and oversee the Company’s financial statement close and reporting process, including related internal controls.

Attestation Report of the Registered Public Accounting Firms

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, audited the financial statements of the Company for the year ended December 31, 2022 included in this Report. Their report is included at page F-2 of this Report. Dbbmckennon LLP, the Company’s previous independent registered public accounting firm, audited the financial statements of the Company for the year ended December 31, 2021 included in this Report. Their report is included at page F-3 of this Report. This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting because the Company is neither an “accelerated filer” or “large accelerated filer” under rules of the Securities and Exchange Commission.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Proposal One - Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2022 Annual Meeting of Stockholders currently scheduled to be held on June 16, 2023 (the “Proxy Statement”).

The information required by this item regarding our compliance with Section 16 of the Exchange Act of 1934, as amended, if any, will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in our 2023 Proxy Statement and is incorporated herein by reference.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Arcimoto, Inc.  (the "Company") as of December 31, 2022, the related statements of operations, stockholders' equity, and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses and does not have sufficient cash on hand to meet its obligations as they come due, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible Notes — Refer to Note 11 to the financial statements

Critical Audit Matter Description

As of December 31, 2022, the Company had convertible notes with aggregate carrying values of $10.5 million. The Company elected to measure the convertible notes at fair value on a recurring basis.

The Company estimated the fair value of the notes using a binomial lattice model, a complex modeling tool, at each valuation date. The required inputs include the risk-free rate, the Company’s stock volatility, stock price on valuation date, and a risk premium.

Unlike the fair value of financial instruments that are readily observable, the valuation of the convertible notes is inherently subjective and involved the use of complex modeling tools. Auditing the fair value required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the convertible notes included the following, among others:

●

With the assistance of our fair value specialists, we evaluated the reasonableness of management’s valuation methodology and the significant assumptions used in determining the fair value of the convertible notes by:

o	Inspecting the underlying contracts and evaluating the appropriateness of the valuation methodology based on the contract terms.

o	Testing the source information underlying the fair value of the notes and the mathematical accuracy of the calculation.

o	Developing independent estimates of the inputs and comparing those inputs to those used in the Company’s calculation of the fair value of the convertible notes.

●	We evaluated the competency and objectivity of management’s expert engaged by the Company to perform the valuation of the notes.

/s/ Deloitte & Touche LLP

Portland, Oregon

April 14, 2023

We have served as the Company's auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Arcimoto, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Arcimoto, Inc. (the “Company”) as of December 31, 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ dbbmckennon

PCAOB ID 3501
We have served as the Company’s auditor since 2016
Newport Beach, California
March 31, 2021

ARCIMOTO, INC.

BALANCE SHEETS

AS OF December 31, 2022 and 2021

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$462,753	$16,971,320
Accounts receivable, net	262,643	127,860
Inventory	12,324,017	7,856,105
Prepaid inventory	1,439,060	2,637,688
Other current assets	1,594,218	2,440,322
Total current assets	16,082,691	30,033,295

Property and equipment, net	29,822,794	24,338,907
Intangible assets, net	9,045,290	9,885,680
Deferred offering costs	—	24,000
Operating lease right-of-use assets	1,336,826	—
Security deposits	120,431	117,468
Total assets	$56,408,032	$64,399,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$7,668,359	$2,016,283
Accrued liabilities	455,808	2,352,034
Customer deposits	962,346	817,137
Notes payable	—	2,039,367
Short-term convertible note	5,639,231	—
Warrant liabilities	374,474	—
Current portion of finance lease obligations	441,523	352,294
Current portion of equipment notes payable	388,940	493,160
Current portion of warranty reserve	519,889	331,485
Current portion of deferred revenue	207,556	111,166
Current portion of operating lease liabilities	666,542	—
Deferred rent	—	101,550
Total current liabilities	17,324,668	8,614,476

Finance lease obligations	858,488	712,511
Equipment notes	962,351	1,185,060
Convertible note issued to related party	4,887,690	—
Warranty reserve	264,748	330,015
Operating lease liabilities	744,142	—
Long-term deferred revenue	—	9,000
Total long-term liabilities	7,717,419	2,236,586

Total liabilities	25,042,087	10,851,062

Commitments and contingencies (Note 14)

Stockholders’ equity:
Series A-1 Preferred Stock, no par value, 1,500,000 authorized; none issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class C Preferred Stock, no par value, 2,000,000 authorized; none issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Preferred Stock, no par value, 1,500,000 authorized, none issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common Stock, no par value, 200,000,000 and 60,000,000 shares authorized; 3,209,838 and 1,882,180 shares issued and outstanding as of December 31, 2022 and 2021, respectively	184,682,027	150,502,566
Additional paid-in capital	13,555,718	7,038,124
Accumulated deficit	(166,871,800)	(103,992,402)
Total stockholders’ equity	31,365,945	53,548,288

Total liabilities and stockholders’ equity	$56,408,032	$64,399,350

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2022 and 2021

	2022	2021

Revenue	$6,557,526	$4,386,222
Cost of goods sold	23,254,184	17,148,948
Gross loss	(16,696,658)	(12,762,726)

Operating expenses:
Research and development	18,933,270	12,106,489
Sales and marketing	11,190,746	6,999,999
General and administrative	12,343,991	12,948,147
Loss on asset disposal	329,946	—
Loss on impairment of goodwill	—	6,824,209
Total operating expenses	42,797,953	38,878,844

Loss from operations	(59,494,611)	(51,641,570)

Other expense/(income):
Gain on forgiveness of PPP loan	—	(1,078,482)
Unrealized loss on convertible notes and warrants fair value	1,827,474	—
Interest expense	1,083,365	216,473
Other expense/(income)	469,974	(281,755)
Total other expense/(income)	3,380,813	(1,143,764)

Loss before income tax (expense)/benefit	(62,875,424)	(50,497,806)

Income tax (expense)/benefit	(3,974)	2,934,055

Net loss	$(62,879,398)	$(47,563,751)

Weighted average common shares - basic	2,209,897	1,835,185
Net loss per common share - basic	$(28.45)	$(25.92)

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2022 and 2021

	Common Stock		Additional		Total
	Number of		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	1,709,378	$100,236,178	$3,876,503	$(56,428,651)	$47,684,030
Issuance of common stock for accounts payable	871	221,105	—	—	221,105
Issuance of common stock at prices from $247.20 to $657.40 per share, net of offering costs of $1,131,781	92,660	33,106,179	—	—	33,106,179
Issuance of common stock for the acquisition of TMW	21,817	13,038,355	—	—	13,038,355
Exercise of warrants	31,321	1,786,397	(58,895)	—	1,727,502
Exercise of stock options	26,133	2,114,352	(407,556)	—	1,706,796
Stock-based compensation	—	—	3,628,072	—	3,628,072
Net loss	—	—	—	(47,563,751)	(47,563,751)
Balance at December 31, 2021	1,882,180	$150,502,566	$7,038,124	$(103,992,402)	$53,548,288
Issuance of common stock for cash, net of offering costs of $987,227	429,743	27,198,265	—	—	27,198,265
Issuance of common stock for restricted stock units, net of tax	967	55,453	(76,200)	—	(20,747)
Issuance of common stock for partial payment of convertible note	363,349	4,625,000	—	—	4,625,000
Issuance of common stock through equity line of credit	488,637	2,155,025	—	—	2,155,025
Common stock to external consultant	1,000	—	68,361	—	68,361
Equity awards to external consultants	—	—	375,782	—	375,782
Exercise of warrants	400	20,000	—	—	20,000
Exercise of stock options	2,202	125,718	(34,623)	—	91,095
Fractional shares issued due to stock split	41,360	—	—	—	—
Stock-based compensation	—	—	6,184,274	—	6,184,274
Net loss	—	—	—	(62,879,398)	(62,879,398)
Balance at December 31, 2022	3,209,838	$184,682,027	$13,555,718	$(166,871,800)	$31,365,945

See accompanying notes to financial statements.

ARCIMOTO, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2022 and 2021

	2022	2021
OPERATING ACTIVITIES
Net loss	$(62,879,398)	$(47,563,751)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,764,919	2,347,920
Gain on forgiveness of PPP loan	—	(1,078,482)
Unrealized loss on convertible note fair value	1,827,474	—
Loss on asset disposal	329,946	—
Interest expense paid in common stock	420,455	—
Non-cash operating lease costs	580,507	—
Common stock to external consultant	68,361	—
Equity awards issued to external consultants	375,782	—
Stock-based compensation	6,184,274	3,628,072
Debt issuance costs - convertible notes	801,030	—
Loss on impairment of goodwill	—	6,824,209
Deferred income tax benefit	—	(2,938,848)
Changes in operating assets and liabilities
Accounts receivable	(134,783)	(110,743)
Inventory	(4,467,912)	(2,409,643)
Prepaid inventory	1,198,628	(1,608,071)
Other current assets	846,104	(942,809)
Accounts payable	5,633,381	2,032,255
Accrued liabilities	(1,835,723)	1,930,664
Customer deposits	145,209	119,856
Operating lease liabilities	(589,503)	—
Warranty reserve	123,137	433,393
Deferred revenue	87,390	(57,053)
Deferred rent	—	101,550
Net cash used in operating activities	(47,520,722)	(39,291,481)

INVESTING ACTIVITIES
Purchase of property and equipment	(8,062,434)	(17,355,966)
Security deposits	(2,963)	(15,780)
Cash paid for acquisition of Tilting Motor Works	—	(1,754,083)
Net cash used in investing activities	(8,065,397)	(19,125,829)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	28,209,492	34,237,960
Payment of offering costs	(987,227)	(1,131,781)
Proceeds from exercise of warrants	20,000	1,727,502
Proceeds from the exercise of stock options	91,095	1,706,796
Proceeds from equipment notes	177,256	365,754
Proceeds from convertible notes	13,900,000	—
Debt issuance costs - convertible notes	(801,030)	—
Proceeds from equity line of credit	2,155,025	—
Payment on finance lease obligations	(440,722)	(385,305)
Payment of equipment notes	(504,185)	(277,533)
Payment of notes payable	(2,039,367)	(282,164)
Payment of convertible note	(702,785)	—
Payment of deferred offering costs	—	(24,000)
Net cash provided by financing activities	39,077,552	35,937,229

Net cash and cash equivalents decrease for year	(16,508,567)	(22,480,081)
Cash and cash equivalents at beginning of year	16,971,320	39,451,401
Cash and cash equivalents at end of year	$462,753	$16,971,320

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest	$725,080	$230,897
Cash paid during the year for income taxes	$3,974	$4,793

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for Tilting Motor Works acquisition	$—	$13,038,355
Issuance of common stock for settlement of accounts payable	$—	$221,105
Note payable issued for purchase of property and equipment	$—	$1,250,000
Insurance finance agreement	$—	$592,603
Issuance of common stock as payment of convertible note	$4,625,000	$—
Portion of equipment acquired through finance leases	$675,928	$668,962

See accompanying notes to financial statements.

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

Arcimoto, Inc. (the “Company”) was incorporated in the State of Oregon on November 21, 2007. The Company’s mission is to catalyze the global shift to a sustainable transportation system. Over the past 16 years, the Company has developed a new vehicle platform designed around the needs of everyday drivers. Having approximately one-third the weight and one-third of the footprint of the average car, the Arcimoto platform’s purpose is to bring the joy of ultra-efficient, pure electric driving to the masses. To date, the Company currently has two vehicle products built on this platform that target specific niches in the vehicle market: its flagship product, the Fun Utility Vehicle® (“FUV®”), for everyday consumer trips, and the Deliverator® for last-mile delivery and general fleet utility.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1-for-20 Reverse Stock Split

On November 11, 2022, the Board of Directors approved a reverse stock split of 1-for-20. This series of actions enabled the Company to access additional funds for operational needs by maintaining its listing requirements. The 1-for-20 reverse stock split decreased the number of outstanding shares and increased net loss per common share. All per share and share amounts presented have been retroactively adjusted for the effect of this reverse stock split for all periods presented.

Going Concern

The accompanying financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception and management expects losses to continue for the foreseeable future. In addition, the Company does not have sufficient cash on hand to pay obligations as they come due.

On January 14, 2022 the Company entered into an agreement with Canaccord Genuity LLC to raise the at-the-market (“ATM”) offering amount to $100,000,000, and on October 4, 2022, the Company signed an equity line of credit ("ELOC") agreement with Tumim Stone Capital LLC whereby the investor will provide up to $50,000,000 of financing with certain restrictions. On January 18, 2023, the Company obtained additional funds totaling $12.0 million via a confidentially marketed public equity offering. Due to the terms of this offering, Arcimoto is restricted from variable rate transactions and, thus, unable to utilize the ATM and ELOC to raise additional capital for a period of one year from January 18, 2023, the date the Prospectus Supplement was filed. The terms of this offering also restrict equity transactions for a period of 90 days unless approved by more than 50% of the investors in the offering filed on January 18, 2023. After this 90 day period, the Company is able to offer to sell its securities in a public offering under its S-3 registration. However, this ability to obtain additional financing is dependent on the price and volume of Arcimoto's common stock and may be further restricted by certain Securities and Exchange Commission ("SEC") rules that limit the number of shares the Company is able to sell under its Form S-3 registration statement after the Company files this Form 10-K on April 14, 2023. During 2023, the Company obtained a loan that is secured by the Company's land and buildings as disclosed in Note 18 - Subsequent Events. The principal amount of this loan is $6,000,000 and includes a discount of $600,000. The interest rate on this loan is 20% and the loan is due in August 2023 unless an additional six-month extension is granted. The extension can only be granted under certain conditions, which include, in part, payment of all accrued interest and a facility fee of $300,000 and that no event or potential event of a default exists. Furthermore, the Company’s accounts payable balance is approximately $8.0 million at April 13, 2023, of which a significant amount is more than 30 days past due.

Management has evaluated these conditions and concluded that they raise substantial doubt about the Company’s ability to continue as a going concern for at least a period of one year from the issuance of these audited financial statements. Management has initiated a series of actions to alleviate the Company’s financial situation: (1) reducing headcount significantly via lay-offs and an unpaid furlough program that started at the beginning of the fourth quarter of 2022 and may likely continue into the foreseeable future; (2) temporarily suspending production in the first quarter of 2023 in order to focus purchases on the minimum needed to resume production, which occurred in March 2023; (3) negotiating payment plans with the Company’s vendors that are critical to the Company’s operations; and (4) monetizing assets that may not be critical to the core business.  Management also plans to pursue other financing solutions through the credit and equity markets. There can be no assurance that the Company will be able to secure such additional financing or, if available, that it will be on favorable terms or that the Company will be able to sufficiently reduce costs for any such additional financing to meet its needs. Therefore, the plans cannot be deemed probable of being implemented. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Fair Value Measurements

The Company’s financial instruments consist primarily of cash and debt. The carrying amounts of cash (which is classified as Level 1) approximate their respective estimated fair value due to the short-term maturities of these instruments. The Company has elected the fair value option with respect to the debt obligation. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments. At  December 31, 2022, the Company's convertible notes as disclosed in Note 11 - Convertible Notes, are measured at fair value on a recurring basis and are classified as Level 2 under the fair value measurements hierarchy. At December 31, 2021, the Company did not have any level 2 or level 3 instruments measured at fair value on a recurring basis.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2022 and 2021, the Company held its balance of cash and cash equivalents in financial institutions, which, at times, exceeded the federally insured limits.

Accounts Receivable

Accounts receivable are reported net of allowance for probable losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a reserve allowance. As of December 31, 2022, and 2021, the Company had accounts receivable of $262,643and $127,860, respectively, net of a reserve allowance of $0 and $2,500 as of December 31, 2022 and 2021, respectively.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”)) or net realizable value. Inventories consist mainly of purchased electric motors, electrical storage and transmission equipment, and component parts. Raw materials include parts that have been sub-assembled and manufactured parts.

	December 31,	December 31,
	2022	2021
Raw materials	$11,491,555	$7,089,033
Work in progress	—	70,243
Finished goods	832,462	696,829
Total	$12,324,017	$7,856,105

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

The Company is required to remit partial prepayments for some purchases of its inventories acquired from overseas vendors which are included in prepaid inventory. The Company is currently selling vehicles below the base cost of a finished unit. Accordingly, the Company expensed all labor and overhead as period costs and recorded an allowance to reduce inventories to net realizable value of approximately $1,280,000 and $826,000 as of December 31, 2022 and 2021, respectively. The amount expensed for all labor and overhead was approximately $14,110,000 and $10,755,000 for the years ended December 31, 2022 and 2021, respectively.

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

The estimated useful lives for significant property and equipment categories are as follows:

Computer Equipment and Software (years)	1 - 3
FUV Fleet and FUV Rental Fleet (years)	3
Furniture and Fixtures (years)	2 - 7
Machinery and Equipment (years)	5 - 10
Building (years)	39
Leasehold Improvements	Shorter of useful life or lease life

Intangible Assets

Intangible assets primarily consist of trade names/trademarks, proprietary technology, and customer relationships. They are amortized using the straight-line method over a period of 10 to 14 years. The Company assesses the recoverability of its finite-lived intangible assets when there are indications of potential impairment. Indefinite-lived intangible assets are evaluated for impairment annually. For the year ended December 31, 2022, the Company assessed the recoverability of its finite-lived assets and concluded that there was no impairment.

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

The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables. The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. These fair value estimates of the reporting unit are a non-recurring level 3 fair value measure. As a result of the impairment test conducted in 2021, the Company concluded that its goodwill related to the TMW acquisition was impaired and consequently, goodwill was written-off entirely in 2021. For further discussions, refer to Note 7 - Goodwill.

Impairment of Long-Lived Assets

The Company follows FASB ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets. The Standard requires that if events or changes in circumstances indicate that the carrying value of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in ASC 360 as being held for sale are reflected at the lower of their carrying amount or fair market value, less costs to sell. The Company evaluated the recoverability of its long-lived assets for the year ended December 31, 2022 and concluded that no impairment existed.

Offering Costs

The Company accounts for offering costs in accordance with FASB ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity or as a reduction of additional paid in capital upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2022 and 2021, deferred offering costs recorded as assets totaled approximately $0 and $24,000, respectively. For the years ended December 31, 2022 and 2021, offering costs totaling approximately $987,227 and $1,131,781, respectively, were recorded as a reduction of the equity offering proceeds.

The Company also incurred offering costs totaling approximately $801,000 associated with its $10,000,000 convertible debt as disclosed in Note - 11 - Convertible Notes. These costs were recorded as Other expense on the Company's Statements of Operations.

Customer Deposits

Non-refundable customer deposits are comingled with operating funds. Refundable customer deposits are generally held in a separate deposit account. Revenue is not recognized on customer deposits until the deposit is applied to a non-refundable vehicle order, the vehicle manufacturing process is completed, the vehicle is picked up by or delivered to the customer and the appropriate revenue recognition criteria have been met per the Company’s policy disclosed below.

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

Warranties

The Company began recording warranty reserves with the commencement of Retail Series production of the FUV. The Company provides a warranty on vehicle and production powertrain components as well as battery packs, and the Company accrues warranty reserves at the time a vehicle or production powertrain component is delivered to the customer. Warranty reserves include management’s best estimate of the projected cost to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. The Company will review its reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Warranty expense is recorded as a component of cost of goods sold in the Statements of Operations. The portion of the warranty provision which is expected to be incurred within 12 months from the balance sheet date is classified as current, while the remaining amount is classified as long-term liabilities.

Deferred Revenue

Deferred revenues represent cash collected in advance of the revenues being earned for deliverables to FUV customers, distributor licensing arrangements and franchise fees.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers (including rental revenue) in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company recognizes revenue when performance obligations are satisfied. This generally occurs when products are picked up by the customer or a common carrier or, when the FUVs or in the case of the Company's TMW segment, the TRiO kits are shipped in a company owned vehicle and when delivery is completed, in accordance with the sales agreement or purchase order, which is when control of the vehicle passes to the customer. Revenues related to distributor licensing arrangements are generally recognized over the term of the agreement, except for specific products and services specified as part of the agreement, for which revenue may be accelerated based on when performance obligations are satisfied.

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

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are recorded as an expense in the period in which the Company incurs the costs or the first time the advertising takes place. Advertising costs expensed were approximately $287,000 and $337,000 for the years ended December 31, 2022 and 2021, respectively.

Research and Development

Costs relating to research and development are expensed as incurred. Costs primarily relate to engineering salaries and related benefits and material and equipment costs related to testing, product design and development and consulting costs.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to income tax expense in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be changed to income tax expense in the period such determination was made. The Company has incurred losses for tax purposes since inception and has significant tax losses and tax credit carry forwards. These amounts are subject to valuation allowances as it is more likely than not that they will not be realized before they expire.

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

At December 31, 2022 and 2021, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below using the Treasury Stock Method and If-Converted Method, if applicable, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Year Ended December 31,
	2022	2021
Options and other instruments under the 2012, 2015, 2018 and 2022 Plans to purchase common stock	34,950	116,284
Underwriters and investors warrants issued outside of an EEP	25,000	2,796
Conversion of convertible notes, if-converted method	69,803	—
Total	129,753	119,080

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than 12 months. Based on certain criteria, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. In November 2019, the FASB delayed the effective date for Topic 842 to fiscal years beginning after December 15, 2020 for private companies and emerging growth companies, and interim periods within those years, with early adoption permitted. In June 2020, the FASB issued ASU No 2020-05 that further delayed the effective date of Topic 842 to fiscal years beginning after December 15, 2021. We adopted this new standard on January 1, 2022. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date, as opposed to the earliest period presented under the modified retrospective transition approach and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. Most of the Company's operating lease commitments are subjected to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption of Topic 842, which increased the total assets and total liabilities that the Company reports relative to such amounts prior to adoption. The adoption of ASU 2016-02 did not have a material impact on Arcimoto’s Statements of Operations. Upon adoption on January 1, 2022, the Company recorded an operating lease right-of-use asset for approximately $1,800,000 and an operating lease liability of approximately $1,900,000. See Note 9 - Leases for further disclosures.

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

Pursuant to the terms and conditions of the Agreement, the Company paid cash of $1,754,083 and issued 21,817 shares of Company common stock and assumed certain liabilities as consideration for substantially all of TMW’s assets. The common shares issued were unregistered and subject to sales restrictions under the Securities Act of 1933. The Company valued the shares issued in the transaction at the average of opening and closing price on the date of acquisition with a 12.5% discount for lack of marketability. The acquisition closed on February 4, 2021 and was recorded as a business combination as the set of assets and activities acquired met the definition of a business.

The purchase price allocation was finalized in the first quarter of 2021 and was as follows:

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

Refer to Note 7 for further discussion.

The following unaudited pro forma financial information presents the results of operations of the Company and TMW for the year ended December 31, 2021, as if the acquisition had occurred as of the beginning of the first period presented instead of on February 4, 2021. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

The unaudited pro forma financial information for the Company and TMW is as follows:

For the Year Ended
December 31,
2021
Revenues	$4,396,201
Net loss attributable to common stockholders	$(47,823,000)
Net loss per basic and diluted common share	$(25.80)
Weighted average common shares outstanding:
Basic and diluted	1,857,002

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

The pro forma financial information for all periods presented above has been calculated after adjusting the results of the Company and TMW to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets and interest expense included in the pro forma financial information presented above. The Company’s historical financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. The per share and share amounts have been restated to reflect the 1-for-20 reverse stock split disclosed in Note 2 - Summary of Significant Accounting Policies.

NOTE 4: CONCENTRATIONS

Payables

As of December 31, 2022 and 2021, the Company had one and three significant vendors in each period that accounted for more than 10% of the Company’s payables balances, respectively. The loss of these vendors would not have a significant impact on the Company’s operations.

Purchases/Inventory

As of December 31, 2022, the Company had no significant vendors that accounted for more than 10% of the Company’s purchases.

As of December 31, 2021, the Company had two significant vendors that accounted for more than 10% of the Company’s purchases. As of December 31, 2021, these vendors accounted for 14% and 12% of the Company’s purchases. The loss of these vendors would have a significant impact on the Company’s operations.

NOTE 5: PROPERTY AND EQUIPMENT

As of December 31, 2022 and 2021, the Company’s property and equipment consisted of the following:

	December 31,	December 31,
	2022	2021
Land	$4,743,526	$4,743,526
Buildings	8,006,474	8,006,474
Machinery and equipment	8,443,047	7,282,960
Fixed assets in process	8,569,163	3,269,532
Leasehold improvements	1,193,771	1,165,231
FUV fleet	1,089,888	1,471,534
FUV rental fleet	2,646,379	1,315,980
Computer equipment and software	226,915	258,309
Vehicles	748,707	419,661
Furniture and fixtures	52,007	52,007
Total property and equipment	35,719,877	27,985,214
Less: Accumulated depreciation	(5,897,083)	(3,646,307)
Total	$29,822,794	$24,338,907

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

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

On December 23, 2020, the Company entered into an agreement to purchase certain buildings totaling approximately 187,000 square feet, and approximately 6.6 acres of real estate located within the City of Eugene, Oregon for a total purchase price of $10,250,000 from RLA Holdings, LLC. The addresses of these buildings are 311 Chambers Street and 1480 West 3rd Avenue. During the first quarter of 2021, an additional 4.1 acres and 33,000 square feet of buildings to the south commonly known as 1593 W. 5th Ave. Eugene, Oregon was added to the purchase agreement totaling $2,500,000. As a result, the total sales price increased to $12,750,000. On April 19, 2021, the purchase was completed. $1,250,000 was deducted at the closing with the due date of this note being one year from the closing date. The payment was deferred to and paid off in July 2022. The Company intends to utilize these properties to improve its production capabilities. The new facility became operational during the first quarter of 2022. The purchases described above are allocated to property and equipment as land and buildings.

Depreciation expense was approximately $2,925,000 and $1,594,000 during the years ended December 31, 2022 and 2021, respectively.

NOTE 6: INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

		December 31, 2022
		Gross Carrying
		Amount at
	Estimated Useful	December 31,	Accumulated
	Life (Years)	2022	Amortization	Net Book Value
Tradename and trademarks	14	$2,052,000	$(273,508)	$1,778,492
Proprietary technology	13	7,010,000	(1,027,107)	5,982,893
Customer relationships	10	1,586,000	(302,095)	1,283,905
		$10,648,000	$(1,602,710)	$9,045,290

		December 31, 2021
		Gross Carrying	Assets Acquired
		Amount at	Pursuant to
	Estimated Useful	December 31,	Business	Accumulated
	Life (Years)	2020	Combination(1)	Amortization	Net Book Value
Tradename and trademarks	14	$—	$2,052,000	$(130,950)	$1,921,050
Proprietary technology	13	—	7,010,000	(487,875)	6,522,125
Customer relationships	10	—	1,586,000	(143,495)	1,442,505
		$—	$10,648,000	$(762,320)	$9,885,680

(1)	On February 4, 2021, the Company acquired various assets of Tilting Motor Works, Inc. (See Note 3 – TMW Acquisition)

Amortization expense was approximately $844,402 and $762,000 during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

Years Ended December 31,	Amortization Expense
2023	$844,402
2024	844,402
2025	844,402
2026	844,402
2027	844,402
and thereafter	4,823,280
Total	$9,045,290

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7: GOODWILL

The Company performed its annual goodwill impairment testing during the fourth quarter of 2021. The Company’s revised forecast for the TMW reporting unit indicated that it was more likely than not that the fair value of the reporting unit was less than the carrying amount of the reporting unit. This was primarily due to the unexpected continuation of the COVID-19 pandemic which caused further and unexpected disruptions within the Company’s supply chain, a re-tooling of the Company’s TRiO product line which delayed production, and a change in strategy toward electric tricycles that required the Company to change its forecasted net cash flows and the timing of these cash flows as the Company enters into new markets. In accordance with ASC 350, the Company then performed a quantitative assessment to determine if goodwill was impaired. The estimated fair value of the reporting unit was determined by the Company using a weighted estimate of the income and market value approaches to measuring fair values. Based on the results of the test performed, it was determined that the fair value of the Company’s reporting unit did not exceed its carrying value. The excess of carrying value over the estimated fair value of the reporting unit was recorded as a non-cash impairment loss of approximately $6,824,000 during the fourth quarter of 2021. No impairment test was necessary for 2022 as there was no goodwill at December 31, 2022.

The change in the carrying amount of goodwill for the year ended December 31, 2021 is as follows:

Goodwill
Balance at December 31, 2020	$—
Add: TMW Acquisition	6,824,209
Less: Loss on impairment of goodwill	(6,824,209)
Balance at December 31, 2021	$—

Refer to Note 3 for more information regarding the goodwill acquired as a part of the TMW acquisition.

NOTE 8: CUSTOMER DEPOSITS

The Company has received refundable customer pre-orders ranging from $100 to $500 per vehicle for purposes of securing a place in a line to order its utility vehicle. As of December 31, 2022 and December 31, 2021, these refundable pre-orders total $410,000 and $424,300, respectively. In addition, Arcimoto also received non-refundable customer deposits of $2,500, which was reduced to $500 during the quarter ended  June 30, 2022, that are required for the Company to start production of their vehicles. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their pre-orders will no longer be refundable and additional deposit required must be paid prior to the start of the manufacturing process. As of December 31, 2022 and December 31, 2021, these non-refundable deposits total $268,300 and $125,000, respectively and are presented as Customer Deposits on the Company's Balance Sheets.

The Company has also received approximately $112,000 and $84,000 of refundable deposits related to its TMW product line as of December 31, 2022 and December 31, 2021, respectively. Arcimoto also receives non-refundable deposits as final payment prior to delivery of the final product. These non-refundable deposits total approximately $51,400 and $183,800 as of December 31, 2022 and December 31, 2021, respectively and are presented as Customer Deposits on the Company's Balance Sheets.

During the second quarter of 2022, the Company began to receive refundable deposits of $100 per unit for the recently announced Mean-Lean-Machine ("MLM"), the electric tilting trike. As of December 31, 2022, the balance of such deposits was $120,600 and is included as part of Customer Deposits on the Company's Balance Sheets.

As of December 31, 2022 and December 31, 2021, the Company’s balance of deposits received was approximately $962,300 and $817,100, respectively. Deposits are included in current liabilities in the accompanying balance sheets. The Company also has customer deposits from its employees. However, the balances of these deposits as of December 31, 2022 and December 31, 2021 are not material.

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9: LEASES

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

The components of operating lease expense recorded in the Statements of Operations were as follows:

Year Ended December 31, 2022
Operating lease cost	$742,945
Short-term lease cost	148,660
Total lease cost	$891,605

Variable lease cost for the year ended  December 31, 2022 was not material. The Company recorded rent expense on a straight-line basis and recognized rent expense of$839,000 for the year ended December 31, 2021.

Right of use assets and lease liabilities for operating leases were recorded in the balance sheets as follows:

December 31, 2022

Operating lease right-of-use assets	$1,336,826

Operating lease liabilities, current	$666,542
Operating lease liabilities, long-term	744,142
Total operating lease liabilities	$1,410,684

The weighted-average remaining lease term for operating leases was 2.4 years and the weighted-average incremental borrowing rate was 8.7% as of December 31, 2022.

Supplemental cash flow information related to the Company’s operating leases was as follows:

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$751,941

As of December 31, 2022, future minimum lease payments required under operating leases are as follows:

2023	$745,288
2024	500,457
2025	230,858
2026	58,433
Thereafter	-
Total minimum lease payments	1,535,036
Less: imputed interest	(124,352)
Total	$1,410,684

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9: LEASES (Continued)

Finance leases

As of December 31, 2022, the Company has financed through lease agreements a total of approximately $2,530,000 of its capital equipment purchases with monthly payments ranging from approximately $1,500 to $14,000, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 3.87% to 8.51%. Total monthly finance lease payments as of  December 31, 2022 are approximately $52,000. These lease obligations mature ranging from  June 2023 through  September 2026 and are secured by approximately $2,713,000 in underlying assets which have approximately $1,119,000 in accumulated depreciation as of December 31, 2022. The balance of finance lease obligations was approximately $1,300,011 and $1,065,000 as of  December 31, 2022 and December 31, 2021, respectively.

Right of use assets and lease liabilities for finance leases were recorded in the balance sheets as follows:

December 31, 2022

Property and equipment, net	$2,672,177

Finance lease liabilities, current	$441,523
Finance lease liabilities, long-term	858,488
Total finance lease liabilities	$1,300,011

The weighted-average remaining lease term for finance leases was 3.29 years and the weighted-average incremental borrowing rate was 5.53% as of December 31, 2022.

Supplemental cash flow information related to the Company’s finance leases was as follows:

Year Ended December 31, 2022
Operating cash flows from finance leases	$(65,094)
Financing cash flows from finance leases	$(440,722)

Amortization and interest expense information related to the Company’s finance leases was as follows:

Year Ended December 31, 2022
Amortization Expense	$209,912

Interest Expense	$65,094

As of December 31, 2022, future minimum lease payments required under finance leases are as follows:

2023	$499,426
2024	352,609
2025	352,609
2026	216,507
Thereafter	-
Total minimum lease payments	$1,421,151
Less: imputed interest	(121,140)
Total	$1,300,011

NOTE 10: NOTES PAYABLE

On May 5, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of approximately $1,069,000, referred to on the balance sheet as Note payable. The loan had an interest rate of 1% and monthly payments of approximately $60,000 for 18 months beginning December 5, 2020. This loan was eligible for the limited loan forgiveness provisions of Section 1102 of the CARES Act, and the SBA Interim Final Rule dated April 2, 2020. On April 27, 2021, all of the outstanding principal and interest of approximately $1,069,000 and approximately $10,000, respectively, were forgiven and as of December 31, 2021, there was no balance on the loan.

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2022, the Company has financed a total of approximately $2,776,000 of its capital equipment purchases with notes payable with monthly payments ranging from approximately $300 to $12,000, repayment terms ranging from 60 to 72 months, and effective interest rates ranging from 1.99% to 9.90%. Total monthly payments as of December 31, 2022 are approximately $54,000. These equipment notes payable mature ranging from January 2023 through May 2028. The balance of equipment financing notes payable was approximately $1,351,000 and $1,678,000 as of December 31, 2022 and 2021, respectively. Future annual minimum principal payments as of December 31, 2022 are as follows:

2023	$388,940
2024	348,850
2025	347,294
2026	187,988
2027	74,118
Thereafter	4,101
Total payments	$1,351,291

NOTE 11: CONVERTIBLE NOTES

$4,500,000 Convertible Promissory Note ( "April 2022 Note")

On April 25, 2022, the Company ("Debtor") entered into a $4,500,000 convertible promissory note agreement with Ducera Investments LLC - 2022 Series A ("Creditor") whereby the Debtor agrees to pay the Creditor the amount borrowed plus interest accrued at an annual rate of 10% compounded quarterly. Subject to certain conditions, interest on the promissory note accrues as additional principal. The term of the April 2022 Note is five years unless conversion privileges are exercised. Conversion can occur at the option of the Creditor, the Debtor or upon maturity and is described below:

(i) The Creditor has the option to convert the promissory note at any time prior to the maturity date, in full or in part, into the number of shares of common stock ("Common Stock"), no par value, of the Company equal to the amount determined by dividing the principal amount of this note plus the accrued interest by $140.00 ($7.00 - pre reverse split), subject to adjustment (as adjusted, the "Conversion Price"); (ii) at any time prior to the maturity date, the Debtor may convert the note, in full or in part, at the Conversion Price provided that, in order to exercise the conversion, the closing share price of the Common Stock on the Nasdaq Stock Market LLC (the “Closing Share Price”) for the thirty (30) consecutive trading days prior to, and including, the conversion date exceeds the per share price required to provide the Creditor with shares having a market value of at least 4.5 times $4,500,000 upon conversion; and (iii) if none of a Creditor’s election to convert shares or the Company’s election to convert shares has occurred, then upon the Maturity Date, the outstanding principal plus accrued interest on the note shall convert into shares of the common stock at the lesser of the Conversion Price and the greater of (x) the per share price required to provide the Creditor with shares having a market value of at least 4 times $4,500,000, and (y) $86.60 (the “Floor Conversion Price”) ($4.33 pre reverse split). In the event that the notes are converted at the Floor Conversion Price, the Company shall also pay to the Creditor on the maturity date a cash payment equal to (x) the principal amount of the note at the maturity date minus (y) the Converted Equity Market Value (as defined below) divided by 4.  “Converted Equity Market Value” means the value of the shares of common stock delivered to the Creditor based on a share price equal to the lower of: (i) 10-day volume weighted average price of the common stock for the 10-days immediately prior to, but excluding, the maturity date and (ii) the Closing Share Price on the day immediately prior to the maturity date.

Arcimoto has elected to measure the note at fair value. In estimating the fair value of this debt, a binomial lattice model was used. The required inputs include the risk-free rate, the Company's stock volatility, stock price on valuation date, and a risk premium. The note's fair value measurement is classified as Level 2 under the fair value hierarchy as provided by ASC 820, "Fair Value Measurement." The fair valuation of this convertible note uses inputs other than quoted prices that are observable either directly or indirectly. Under this option, changes in fair value of the convertible debt are recorded as an unrealized gain or loss on convertible note fair value in the Statements of Operations. As a result, the Company recorded an unrealized loss of $306,440 for the year ended December 31, 2022. The balance on this note is $4,887,690 at December 31, 2022 and is classified as a long-term liability on the Company's Balance Sheets.

$10,000,000 Senior Secured Convertible Note ( "September 2022 Note")

On August 31, 2022, Arcimoto entered into a Securities Purchase Agreement (the “SPA”) with a third-party investor (the “Buyer” or the “Holder”). Under the terms of the SPA, Arcimoto will issue to the Buyer the notes and warrants pursuant to a currently effective shelf registration statement on Form S-3, which has sufficient availability for the issuance of the securities on each closing date.

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

On September 1, 2022 (the "Issuance Date"), one note (the “September 2022 Note”) in the amount of $10,000,000 with 25,000 accompanying warrants (the “Warrants”) were issued to the Buyer. The remaining $10,000,000 as noted above requires shareholder approval in accordance with NASDAQ listing requirements. The September 2022 Note was issued with a principal amount of $10,000,000 and an original issue discount of $600,000, payable in 24 periodic installments with a coupon rate of 6%, and with a maturity date of September 1, 2024. At the option of the Company, periodic installments can be paid in either cash or common stock (at an 8% discount) to the Holder. Payments in cash are subject to an additional premium and are recorded as additional interest expense. In the event of a default, the interest rate is increased to 15%, which is the default rate. At any time on or after the Issuance Date, the Holder is entitled to convert any unpaid principal plus accrued interest at a conversion price of $5.00 per share. The SPA also provides for the Holder to require payment of principal and unpaid interest up to four times per period. This provision allows the September 2022 Note to be settled in full over a six-month period at the Holder's option. In addition, a certain percentage of cash received from issuances of shares in conjunction with the ATM discussed in Note 2 - Summary of Significant Accounting Policies will be used to pay down the principal of the September 2022 Note.

The Warrants are exercisable at any time or times on or after the six month and one day anniversary of the Issuance Date. The Warrants expire on the fifth anniversary of the Issuance Date. The exercise price of each Warrant which is convertible to a share of common stock is $200.00.

The net proceeds of $9,400,000 (after discount) are bifurcated between the Warrants and the September 2022 Note. The amount allocated to the Warrants is $598,670, which is the fair value on the Issuance Date. The remaining amount (before debt issuance costs) of $8,801,330 is allocated to the September 2022 Note on the Issuance Date. The Company has elected to measure the note at fair value. In estimating the fair value of this debt, a binomial lattice model was used. The required inputs include the risk-free rate, the Company's stock volatility, stock price on valuation date, and a risk premium. The note's fair value measurement is classified as Level 2 under the fair value hierarchy as provided by ASC 820, "Fair Value Measurement." Under this option, changes in fair value of the convertible debt are recorded as an unrealized gain or loss on convertible note fair value in the Statements of Operations. As a result of this election, debt issuance costs incurred were approximately $232,669 and are expensed in Other expense/(income) on the Statements of Operations. The Company also recorded an unrealized loss of $1,745,230 for the year ended December 31, 2022. The balance of the September 2022 Note (after early principal payments made in 2022) is $5,639,231 and is classified as a current liability on the Balance Sheet as disclosed above because the agreement allows the September 2022 Note to be settled in full over a six-month period at the Holder's option.

The Warrants are recorded at fair value on September 1, 2022 at $598,670 and are remeasured at fair value at December 31, 2022 and are classified as a current liability on the Balance Sheet. As a result, the Company recorded an unrealized gain of $224,196 at December 31, 2022. The balance of the Warrants at December 31, 2022 is $374,474 and is recorded as Warrant liabilities in the current liabilities section of the Company's Balance Sheets.

NOTE 12: STOCKHOLDERS’ EQUITY

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

As of December 31, 2022 and 2021, there were no shares issued or outstanding.

Common Stock

The Company has reserved a total of 378,296 shares of its common stock pursuant to the equity incentive plans (see Note 13 – Stock-Based Payments). The Company has 278,296 and 198,681 stock units, options and warrants outstanding under these plans as of December 31, 2022 and December 31, 2021, respectively.

The Company has 25,000 and 6,112 shares of its common stock reserved for warrants issued outside of the equity incentive plans as of December 31, 2022 and December 31, 2021, respectively.

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

Common Stock Issued for Accounts Payable

The Company issued 1,000 common shares to an external party for consulting activities with a fair value of $68,361 for the year ended December 31, 2022. The Company issued 871 common shares for services or materials with a fair value of approximately $221,000 during the year ended December 31, 2021. The shares issued during the year ended December 31, 2022 and 2021 were to settle existing accounts payable.

Exercise of Stock Options and Warrants

A total of 2,202 and 26,133 employee options, with exercise prices ranging from $34.20 to $112.20 per share were exercised for total proceeds to the Company of approximately $91,095 and approximately $1,706,796 during the years ended December 31, 2022 and 2021, respectively.

A total of 400 employee warrants, with an exercise price of $50.00 per share, were exercised for total proceeds to the Company of $20,000 for the year ended December 31, 2022. A total of 7,750 employee warrants, with an exercise price of $10.00 per share were exercised for total proceeds to the Company of approximately $78,000 during the year ended December 31, 2021.

A total of 23,571 warrants were issued to an investor with an exercise price of $70.00 per share and were exercised for total proceeds to the Company of $1,650,000 during the year ended December 31, 2021. The grant date fair value for these warrants of $2.362 was determined using the Black-Scholes options valuation model. The Company used the relative fair value to record to equity.

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

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

The Company issued and sold 92,659 shares of common stock during the during the year ended December 31, 2021 in connection with the ATM at per share prices between $247.20 and $657.40, resulting in net proceeds to the Company of approximately $33,106,000 net of offering costs.

On January 14, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord, which replaced the EDA discussed above, under which we may offer and sell, from time to time, through or to Canaccord, as sales agent up to $100,000,000 of its common stock. We intend to use the net proceeds of the Sales Agreement primarily for working capital and general corporate purposes. The Company issued and sold 429,743 shares of common stock during the during the year ended December 31, 2022 in connection with the ATM at per share prices between $16.96 and $143.63, resulting in net proceeds to the Company of approximately $27,198,000 net of offering costs.

Common Stock Issuance as Principal Payment of September 2022 Note

As partial principal payment for the September 2022 Note as disclosed in Note 11 - Convertible Notes, the Company issued 363,349 shares of common stock at prices ranging from $9.00 to $25.59 per share totaling $4,625,000 to the lender.

Common Stock Issuance in Conjunction with an Equity Line of Credit ("ELOC")

On November 11, 2022, the shareholders approved up to $50,000,000 of financing through an equity line of credit with certain restrictions with a third party investor. For the year ended December 31, 2022, the Company issued 488,637 shares of common stock with prices ranging from $3.71 to $8.02 for total proceeds of $2,155,025.

NOTE 13: STOCK-BASED PAYMENTS

The Company has common stock, common stock units, and common stock purchase options and warrants reserved pursuant to the 2022 Omnibus Stock Incentive Plan ("2022 Plan"), 2018 Omnibus Stock Incentive Plan (“2018 Plan”), the Amended and Restated 2015 Stock Incentive Plan (“2015 Plan”), and the Arcimoto, Inc. Second Amended and Restated 2012 Employee Stock Benefit Plan.

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

Determining the appropriate fair value of stock-based awards requires the input of assumptions, including the fair value of the Company’s common stock, and for stock options, the expected life of the option, and expected stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The Company uses the following inputs when valuing stock-based awards. The expected life of employee stock options was estimated using the “historical method.” This methodology uses historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected life of awards that vest immediately use the contractual maturity since they are vested when issued. For stock price volatility, the Company uses its historical volatility for its expected volatility to calculate the fair value of option grants for the year ended December 31, 2022 and public company comparables for the year ended December 31, 2021. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option at the grant-date.

Stock-based compensation, including stock options, warrants and stock issued for compensation and services is included in the statements of operations as follows:

	Years ended December 31,
	2022	2021
Research and development	$1,108,191	$764,473
Sales and marketing	1,232,046	697,137
General and administrative	2,087,113	1,067,769
Cost of goods sold	1,756,924	1,098,693
Total	$6,184,274	$3,628,072

2022 Omnibus Stock Incentive Plan

On July 29, 2022, Arcimoto's shareholders approved the 2022 Omnibus Stock Incentive Plan (the "Plan"). The Plan enables the Company to provide additional incentives or awards to Employees, Directors and Consultants. The maximum aggregate number of shares which may be issued pursuant to all awards is 100,000 shares.

The 2022 Plan provides the Company the ability to grant shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or non-qualified stock options ("NQSOs") and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of December 31, 2022, the Company had not issued any awards under this plan. Awards that are forfeited generally become available for grant under the 2022 Plan.

2018 Omnibus Stock Incentive Plan

The 2018 Plan authorizing 50,000 shares was approved by the Board of Directors and the Company’s shareholders at the Company’s 2018 annual meeting of shareholders held on June 9, 2018. At the 2019 Annual Meeting, the shareholders approved an additional 50,000 shares of common stock to be issued under the 2018 Plan. On April 20, 2020, the board of directors approved an increase from 100,000 to 200,000 shares; at the annual shareholder meeting on June 20, 2020, the increase was approved by a majority of the shareholders. At the annual shareholder meeting on June 11, 2021, a majority of the shareholders approved an increase from 200,000 to 300,000 shares.

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

The 2018 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or NQSOs and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of December 31, 2022, the Company had a remaining reserve of 237,059 shares of common stock under the 2018 Plan for outstanding grants. Since approval of the 2022 Plan, awards that are forfeited no longer become available for grant under the 2018 Plan.

See below for the range of variables used in assessing the fair value at the grant date for the options issued during the years ended December 31, 2022 and 2021 under the 2018 Plan:

	2022	2021
Annual dividend yield	—	—
Expected life (years)	6.10 - 6.14	6.0 - 6.3
Risk-free interest rate	1.7% - 3.0%	0.9% - 1.2%
Expected volatility	99.2%	91.9% - 96.8%

Employee stock-based compensation expense under the 2018 Plan included in operating expenses for the years ended December 31, 2022 and 2021 was approximately $6,160,898 and approximately $3,547,000, respectively.

During the year ended December 31, 2022, qualified options to purchase 108,507 shares of common stock were granted to employees under the 2018 Plan with a grant date fair value of approximately $6,170,055. The options were valued using the Black-Scholes option pricing model with approximately a 6.12 year expected term, risk free interest rate of 2.4%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 99.2%. These options vest over three years.

During the year ended December 31, 2021, qualified options to purchase 40,613 shares of common stock were granted to employees under the 2018 Plan with a grant date fair value of approximately $6,904,206. The options were valued using the Black-Scholes option pricing model with approximately a 6.29 year expected term, risk free interest rate of 1.02%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 92.5%. These options vest over three years.

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

For the year ended December 31, 2022, a total of 14,842 stock units, with stock prices ranging from $17.18 through $132.20, with a value of approximately $890,000, based on the closing price on the last day of each quarter, were reserved and expensed. For the year ended December 31, 2021, a total of 1,404 stock units, with stock prices ranging from $155.60 through $343.80, with a value of approximately $342,000, based on the closing price on the last day of each quarter, were reserved and expensed.

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

A summary of option activity under the 2018 Plan for the years ended December 31, 2022 and 2021 is presented below:

			Weighted Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life
	Options	Exercise Price	(in Years)
Options outstanding at January 1, 2021	137,023	$87.12	8.98
Granted	2,346	249.05	6.29
Exercised	(22,359)	66.17	—
Forfeited or expired	(9,762)	96.41	—
Options outstanding at December 31, 2021	107,248	94.18	8.05
Granted	108,507	89.41	—
Exercised	(1,194)	34.20	—
Forfeited or expired	(27,881)	94.39	—
Options outstanding at December 31, 2022	186,680	$91.76	6.97

The number of options exercisable on December 31, 2022 is 91,064. The weighted average exercise price for these awards exercisable is $88.06 and the weighted average remaining contractual life is 6.97 years.

Total compensation cost related to non-vested awards issued under the 2018 Plan not yet recognized as of December 31, 2022 was approximately $4,247,000 and will be recognized on a straight-line basis through 1.83 years based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

2015 Stock Incentive Plan

The 2015 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of options that are incentive stock options or NQSOs and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. 50,000 shares of common stock were authorized for issuance under the 2015 Plan. Since approval of the 2022 Plan, awards that are forfeited no longer become available for grant under the 2015 Plan. As of December 31, 2022, 25,688 shares of common stock were reserved for issuance pursuant to stock options that are outstanding, and 0 shares remain available pursuant to future awards that might be made under the 2015 Plan.

Employee stock-based compensation expense included in operating expenses for the years ended December 31, 2022 and 2021 related to the 2015 Plan was approximately $23,376 and $81,000, respectively.

Total compensation cost related to non-vested awards not yet recognized as of December 31, 2022 was $1,675 and will be recognized on a straight-line basis through 0.34 years based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future forfeitures.

A summary of option activity under the 2015 Plan for the years ended December 31, 2022 and 2021 is presented below:

			Weighted Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life
	Options	Exercise Price	(in Years)
Options outstanding at January 1, 2021	30,749	$58.89	6.31
Exercised	(3,820)	60.19	—
Forfeited or expired	(241)	90.40	—
Options outstanding at December 31, 2021	26,688	58.41	5.44
Exercised	(1,000)	50.00	—
Options outstanding at December 31, 2022	25,688	$58.74	4.51

The number of awards exercisable on December 31, 2022 is 25,613. The weighted average exercise price for these awards exercisable is $58.79 and the weighted average remaining contractual life is 4.51 years.

2012 Employee Stock Benefit Plan

The 2012 Plan provides the Company the ability to grant to directors, employees, consultants, advisors or independent contractors shares of common stock of the Company through the grant of warrants and/or the grant of common stock. The Company originally reserved 50,000 shares of common stock for issuance under the 2012 Plan. Since approval of the 2022 Plan, awards that are forfeited no longer become available for grant under the 2012 Plan. As of December 31, 2022, 15,550 shares of common stock were reserved for issuance pursuant to warrants that are issued and outstanding under the 2012 Plan and zero shares remain available for issuance pursuant to future awards that might be made under the 2012 Plan. Warrants expire 5 to 15 years from the grant date. The warrants were fully expensed prior to 2020.

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

A summary of warrants activity under the 2012 Plan for the years ended December 31, 2022 and 2021 is presented below:

			Weighted Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life
	Warrants	Exercise Price	(in Years)
Warrants outstanding at January 1, 2021	27,415	$11.67	4.41
Exercised	(7,750)	10.00	—
Warrants outstanding at December 31, 2021	19,665	$12.32	4.32
Exercised	(400)	50.00	—
Forfeited or expired	(3,715)	10.00	—
Warrants outstanding at December 31, 2022	15,550	$11.91	4.21

All awards were vested on December 31, 2021. The weighted average exercise price for these awards and weighted average remaining contractual life are $11.91 and 4.21 years, respectively.

NOTE 14: COMMITMENTS AND CONTINGENCIES

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

Litigation

The Company, Mark Frohnmayer and Douglas Campoli were sued in two putative class actions in the United States District Court for the Eastern District of New York, Barnette v. Arcimoto, Inc. et al. (Case No. 21-cv-02143 filed on April 19, 2021) and Gibson v. Arcimoto, Inc. et al. (Case No. 21-cv-02870 filed on May 20, 2021). The putative class actions purported to be on behalf of all those who purchased the Company’s common stock between February 14, 2018 and March 22, 2021. The allegations in the actions were based on the research report dated March 23, 2021 produced by Bonitas Research, LLC, a short seller of the Company’s common stock. The Barnette and Gibson actions were consolidated as In re Arcimoto, Inc. Securities Litigation (Case No. 21-cv-02143) on July 14, 2021, and a consolidated amended complaint was filed on September 20, 2021. Briefing on the defendants’ motion to dismiss the consolidated amended complaint was completed on March 11, 2022. The Court granted Defendants’ motion to dismiss and dismissed the amended complaint with prejudice in a decision dated December 22, 2022.  Plaintiffs’ time to appeal has expired.

The Company was also a nominal defendant in two shareholder derivative lawsuits filed in the United States District Court for the Eastern District of New York, Liu v. Frohnmayer et al. (Case No. 21-cv-03702 filed on June 30, 2021) and Carranza v. Frohnmayer et al. (Case No. 21-cv-03888 filed on July 9, 2021), and two shareholder derivative lawsuits filed in the United States District Court for the District of Oregon, Laguerre v. Frohnmayer et al. (Case No. 21-cv-00982 filed on June 30, 2021) and Adams v. Frohnmayer et al. (Case No. 22-cv-00800 filed on June 1, 2022). Mark Frohnmayer, Douglas Campoli, Terry Becker, Nancy Calderon, Joshua Scherer, and Jesse Eisler were named as defendants in all four shareholder derivative suits. Jeff Curl was named as a defendant in Laguerre, Liu and Adams. The allegations in the shareholder derivative lawsuits largely arose from the Bonitas report referenced above. The Liu and Carranza actions were consolidated on August 4, 2021 as In re Arcimoto, Inc. Derivative Litigation (Lead Case No. 21-cv-03702). Following the dismissal of the securities class action, plaintiffs in all four of the derivative actions voluntarily dismissed their lawsuits.

Additionally, from time to time, we might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business. The Company possesses Directors and Officers' insurance coverage for securities class action and derivative litigation to cover the litigation expenses with a self-insured retention of $1,500,000. The Company has an accounting policy to record an accrual of legal costs on the basis of an estimate of future legal costs. At December 31, 2021, the Company accrued $1,500,000 of litigation expenses. Approximately $400,000 were incurred in 2022 and the remaining $1,100,000 of accrued litigation expenses was reversed at December 31, 2022. At December 31, 2022, there was no accrued litigation expenses.

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 15: RELATED PARTY TRANSACTIONS

Arcimoto may, from time to time, sell FUVs to its management and employees at a discounted price. Sales to such parties for the year ended December 31, 2022 were not material. Also, from time to time, the Company may make certain purchases from an entity owned by the Chief Operating Officer. During 2022, the purchases were not material and the amount owed to the related party was zero at December 31, 2022.

On April 25, 2022, the Company entered into a $4,500,000 convertible promissory note agreement with Ducera Investments LLC, a related party because a partner at Ducera is also a member of the Board of Directors at Arcimoto. Further disclosures are presented in Note 11 - Convertible Notes.

On September 1, 2022, Arcimoto reimbursed Ducera Investments LLC approximately $67,000 for third party legal fees and expenses in conjunction with the issuance of the September 2022 Note described in Note 11 - Convertible Notes.

NOTE 16: INCOME TAXES

The components of the provision for income taxes are as follows:

	For the Years Ended
	December 31,
	2022	2021
Current expense (benefit)
Federal	$—	$—
State	3,974	4,793
Total current expense (benefit)	3,974	4,793

Deferred expense (benefit)
Federal	—	(2,236,080)
State	—	(702,768)
Total deferred expense (benefit)	—	(2,938,848)

Total income tax expense (benefit):	$3,974	$(2,934,055)

The income tax benefit is primarily driven by the release of valuation allowance due to the deferred tax liabilities from the Tilting Motor Works acquisition in 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are summarized below:

	For the Years Ended
	December 31,
	2022	2021
Deferred tax assets:
Share-based compensation expense	$500,320	$324,985
Inventory reserve	346,706	225,615
Net operating loss carry forward	37,397,520	27,145,356
Federal research and development credit	1,707,395	646,971
Oregon research and development credit	—	46,663
Other	342,768	302,129
Capitalized research and development	4,140,845	—
Deferred tax liabilities:
Depreciation and amortization	(3,069,832)	(3,144,318)
Total deferred tax asset	41,365,722	25,547,401
Valuation allowance	(41,365,722)	(25,547,401)
Net deferred tax asset	$—	$—

In assessing the potential realization of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2022 and 2021, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

No federal tax provision has been provided for the years ended December 31, 2022 and 2021 due to the losses incurred during such periods. The Company’s effective tax rate is different from the federal statutory rate due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

	For the Years Ended
	December 31,
	2022	2021
Statutory U.S. Federal tax rate	21.0%	21.0%
State and local income taxes - net of Federal benefit	5.2%	5.5%
Goodwill impairment	—%	(2.8)%
Non-deductible expenses and other	(0.9)%	0.8%
PPP loan forgiveness	—%	0.5%
Stock based compensation	(1.8)%	—%
Tax credits	1.7%	—%
Valuation allowance	(25.2)%	(19.1)%
Effective rate tax	—%	5.9%

As of December 31, 2022, the Company had net operating loss carry forwards of approximately $138,200,000. Approximately $10,700,000 of the net operating loss carryforwards will expire by 2037. The remainder of the net operating loss carryforwards generated in 2018 and later have indefinite carryforward periods. The Federal R&D tax credits will expire at various dates from 2034 through 2042, and the Oregon R&D tax credits expired in 2022.

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

The Company has identified the United States Federal and Oregon State tax returns as its “major” tax jurisdiction. The United States Federal and Oregon State return years 2018 through 2021 are still subject to tax examination by the United States Internal Revenue Service; however, the Company does not currently have any ongoing tax examination.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses it incurred that are considered incidental to research and experimentation ("R&E") activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period, and R&E expenses incurred outside of the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2022, the Company performed an analysis based on available guidance and determined that this change in law will decrease its taxable loss. The Company will continue to monitor this issue for future developments and its impact on taxable income.

NOTE 17: SEGMENT REPORTING

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

The reportable segments were identified based on how the Chief Operations Decision Maker (“CODM”), which in the Company’s case, is the Chief Executive Officer (“CEO”), allocates resources to the various operations. The CODM does not review the segment breakout for assets. The following tables disclose the financial information used by the CODM in allocating Arcimoto’s resources.

	For the year ended
	December 31, 2022
	FUV	Rental	TMW	Total
Revenues	$5,327,218	$242,826	$987,482	$6,557,526

Loss from operations	(55,729,054)	(2,122,148)	(1,643,409)	(59,494,611)
Unrealized loss on convertible notes and warrants fair value				1,827,474
Interest expense, net				1,083,365
Other expense				469,974
Income tax expense				3,974
Net loss				$(62,879,398)

	For the year ended
	December 31, 2021
	FUV	Rental	TMW	Total
Revenues	$4,048,495	$75,918	$261,809	$4,386,222

Loss from operations	(43,407,710)	(283,094)	(7,950,766)	(51,641,570)
Gain on forgiveness of PPP loan				(1,078,482)
Interest expense, net				216,473
Other income				(281,755)
Income tax benefit				(2,934,055)
Net loss				$(47,563,751)

ARCIMOTO, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 18: SUBSEQUENT EVENTS

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

Registered Direct Offering

On January 18, 2023, the Company entered into securities purchase agreements (the "Purchase Agreements") with certain investors (collectively, the "Purchasers"). The Purchase Agreements provide for the sale and issuance by the Company of an aggregate of (i) 3,300,000 shares (the "Shares") of the Company's common stock, no par value per Share (the "Common Stock"), (ii) pre-funded warrants (the "Pre-Funded Warrants") to purchase up to 700,000 shares of common stock and (iii) warrants (the "Common Warrants" and, together with the Shares and the Pre-Funded Warrants, the "Securities") to purchase up to 4,000,000 shares of common stock. The offering price per Share and associated Common Warrant is $3.00. The offering price per Pre-Funded Warrant and associated Common Warrant is $2.9999.

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. Each Common Warrant has an exercise price of $3.00 per share, will be exercisable immediately upon issuance subject to certain ownership limitations and will expire on the fifth anniversary of the date on which the Common Warrants become exercisable.

The offering resulted in gross proceeds to the Company of approximately $12.0 million. The net proceeds to the Company from the offering were approximately $10.7 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company used approximately $7,500,000 of the net proceeds from the offering to repay the September 2022 Note as disclosed in Note 11 - Convertible Notes, and the remainder of the proceeds for working capital and general corporate purposes.

Mortgage Loan

On  February 17, 2023, Arcimoto Property Holding Company, LLC (the "Borrower”) (which is a wholly-owned subsidiary of APHC Holdings, LLC ("Holdings”), which is a wholly-owned subsidiary of Arcimoto, Inc. (the "Company”)), which owns all of the real property formerly owned by the Company, entered into a Loan Agreement (the "Loan Agreement”) with HRE FUV Lending, LLC (the "Lender”) and issued a related Promissory Note (the "Note”) payable to the Lender. Pursuant to the Loan Agreement and the Note, the Borrower is receiving a $6,000,000 loan secured by all the real properties of the Borrower and all equity interests of Borrower.

The loan (i) has an initial term of six months with the possibility of a further six month extension upon the satisfaction of certain conditions; (ii) has an interest rate equal to 20% per annum of the first six months (with the possibility of retroactive reduction to 10% if repaid in full within such six (6) months without an event of default having occurred) and zero percent (0%) per annum for the six (6) month extension period; (iii) requires an upfront fee to Lender of $600,000 on the date the loan is made (and an additional facility fee to Lender of $300,000 if the loan is not repaid in full within the first six (6) months or if an event of default occurs); (iv) requires that, in the event of prepayment, a minimum of $600,000 in interest must have been paid (with the possibility of reduction to $300,000 if repaid in full within the first six (6) months if no event of default has occurred); (v) provides that $500,000 of the loan amount is retained as a holdback by Lender for disbursement to Borrower only after certain construction is completed at the real property and the cost of such construction is paid in full by Borrower; (vi) contemplates an increase in the interest rate if an event of default occurs; (vii) is fully guaranteed by Holdings and is subject to a limited recourse guaranty by the Company.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
1.1	Engagement Agreement dated June 11, 2020 between Arcimoto, Inc. and Bradley Woods & Co. Ltd	8-K	001-38213	1.1	June 11, 2020
1.2	Engagement Agreement dated June 30, 2020 between Arcimoto, Inc. and Bradley Woods & Co. Ltd	8-K	001-38213	1.1	June 30, 2020
1.3	Engagement Agreement dated July 8, 2020 between Arcimoto, Inc. and Bradley Woods & Co. Ltd	8-K	001-38213	1.1	July 9, 2020
1.4	Engagement Agreement dated November 19, 2020 between Arcimoto, Inc. and Bradley Woods & Co. Ltd	8-K	001-38213	1.1	November 20, 2020
1.5	Engagement Agreement dated November 23, 2020 between Arcimoto, Inc. and Bradley Woods & Co. Ltd	8-K	001-38213	1.1	November 24, 2020
1.6	Equity Distribution Agreement dated as of January 25, 2021 between Arcimoto and Canaccord Genuity LLC	8-K	001-38213	10.1	January 25, 2021
3.1(a)	Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(a)	March 29, 2019
3.1(b)	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(b)	March 29, 2019
3.1(c)	Second Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	8-K	001-38213	3.1(c)	May 16, 2019
3.1(d)	Third Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(d)	March 31, 2022
3.2	Second Amended and Restated Bylaws of Arcimoto, Inc.	1-A	024-10710	2.2	August 8, 2017
4.1	Form of Warrant to Purchase Shares of Common Stock	8-K	001-38213	4.1	October 4, 2019
4.2	Description of Registrant’s Securities	10-K	001-38213	4.2	March 31, 2022
10.1	Industrial Lease dated September 3, 2017 by and between Arcimoto, Inc. and 2034 LLC	8-K	024-10710	10.1	October 4, 2017
10.2	Arcimoto, Inc. Second Amended and Restated Stock Incentive Plan #	1-A	024-10710	6.1	August 8, 2017
10.3	Arcimoto, Inc. Amended and Restated 2015 Stock Incentive Plan #	1-A	024-10710	6.2	August 8, 2017
10.4	Arcimoto 2018 Omnibus Stock Incentive Plan	8-K	001-38213	10.4	June 13, 2018
10.5	Form of Notice of Stock Option Grant and Award Agreement #	8-K	001-38213	10.5	June 13, 2018
10.6	Form of Restricted Stock Award Agreement #	8-K	001-38213	10.6	June 13, 2018
10.7	Industrial Lease dated October 18, 2018 by and between Arcimoto, Inc. and TEJ Enterprises	10-K	001-38213	10.7	March 29, 2019
10.8	Amendment to Industrial Lease dated October 18, 2018 by and between Arcimoto, Inc. and TEJ Enterprises	10-K	001-38213	10.8	March 29, 2019

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.9	Exchange Agreement by and between Arcimoto, Inc. and Mark Frohnmayer	8-K	001-38213	10.7	November 21, 2018
10.10	Form of Subscription Agreement for securities offered in registered offering	8-K	001-38213	10.8	November 21, 2018
10.11	Subscription Agreement with FOD Capital, LLC for shares and warrants and a senior secured note	8-K	001-38213	4.1	December 28, 2018
10.12	Warrant to purchase common stock issued to FOD Capital, LLC	8-K	001-38213	4.2	December 28, 2018
10.13	Senior Secured Note issued in favor of FOD Capital, LLC	8-K	001-38213	10.1	December 28, 2018
10.14	Security Agreement dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.2	December 28, 2018
10.15	Intellectual Property Security Agreement dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.3	December 28, 2018
10.16	Collateral Assignment of Lease dated December 27, 2018 in favor of FOD Capital, LLC	8-K	001-38213	10.4	December 28, 2018
10.17	Securities Purchase Agreement, dated March 24, 2019	8-K	001-38213	10.1	March 25, 2019
10.18	Convertible Promissory Note, dated as of September 12, 2019, by the Company in favor of FOD Capital, LLC	8-K	001-38213	10.1	September 18, 2019
10.19	Form of Securities Purchase Agreement, dated as of October 3, 2019, by and between the Company and prospective purchasers	8-K	001-38213	10.1	October 4, 2019
10.20	Agreement, dated as of February 4, 2020, by and among Arcimoto, Inc., Brickell Financial Services-Motor Club, Inc. (d/b/a Road America Motor Club) and Road America Motor Club, Inc	8-K	001-38213	10.1	February 6, 2020
10.21	Promissory Note payable to Seattle Bank dated May 5, 2020	8-K	001-38213	10.1	May 7, 2020
10.22	Form of Securities Purchase Agreement, dated as of June 11, 2020, by and among Arcimoto, Inc. and the purchasers party thereto	8-K	001-38213	10.1	June 11, 2020
10.23	Form of Securities Purchase Agreement, dated as of June 30, 2020, by and among Arcimoto, Inc. and the purchasers party thereto	8-K	001-38213	10.1	June 30, 2020
10.24	Form of Securities Purchase Agreement, dated as of July 9, 2020, by and among Arcimoto, Inc. and the purchasers party thereto	8-K	001-38213	10.1	July 9, 2020
10.25	Form of Securities Purchase Agreement, dated as of November 20, 2020, by and among Arcimoto, Inc. and the purchasers party thereto	8-K	001-38213	10.1	November 20, 2020
10.26	Form of Securities Purchase Agreement, dated as of November 24, 2020, by and among Arcimoto, Inc. and the purchasers party thereto	8-K	001-38213	10.1	November 24, 2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27	Purchase Agreement between Arcimoto, Inc. and RLA Holdings, LLC	8-K	001-38213	10.1	January 6, 2021
10.28	Employment Agreement with Mark D. Frohnmayer dated as of January 1, 2021 #	8-K	001-38123	10.2	January 6, 2021
10.29	Arcimoto, Inc. Director Compensation Plan #	8-K	001-38123	10.3	January 6, 2021
10.30	Asset Purchase Agreement dated January 22, 2021 between Arcimoto, Inc. and Tilting Motor Works, Inc.	8-K	001-38123	2.04	January 25, 2021
10.31	Equity Distribution Agreement, dated as of January 25, 2021, by and between Arcimoto, Inc. and Canaccord Genuity LLC.	8-K	001-38123	10.1	January 25, 2021
10.32	Equity Distribution Agreement, dated as of January 14, 2022, by and between Arcimoto, Inc. and Canaccord Genuity LLC.	8-K	001-38123	10.1	January 14, 2022
10.33	Convertible Promissory Note, dated April 25, 2022.	8-K	001-38123	10.1	April 26, 2022
10.34	Form of Securities Purchase Agreement, dated August 31, 2022, by and among the Company and the investors party thereto	8-K	001-38123	10.1	September 1, 2022
10.35	Common Stock Purchase Agreement, dated October 4, 2022, between Arcimoto, Inc. and Tumim Stone Capital LLC	8-K	001-38123	10.1	October 5, 2022
10.36	Amendment No. 1 to Securities Purchase Agreement, dated October 20, 2022, between Arcimoto, Inc. and 3i, LP	8-K	001-38123	10.1	October 24, 2022
10.37	Form of Securities Purchase Agreement	8-K	001-38123	10.1	January 19, 2023
10.38	Loan Agreement by and between Arcimoto Property Holding Company, LLC, and HRE FUV Lending, LLC dated February 17, 2023	8-K	001-38123	10.1	February 22, 2023
10.39	Promissory Note dated February 17, 2023 made by Arcimoto Property Holding Company, LLC, payable to HRE FUV Lending, LLC in the maximum principal amount of $6,000,000.	8-K	001-38123	10.2	February 22, 2023
16.1	Letter from dbbmckennon, dated April 26, 2022	8-K	001-38123	16.1	April 27, 2022
21.1	List of Subsidiaries				Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
23.2	Consent of dbbmckennon, Independent Registered Public Accounting Firm	-	-	-	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
101.INS	Inline XBRL Instance Document	-	-	-	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	-	-	-	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	-	-	-	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: April 14, 2023	By:	/s/ Douglas M. Campoli
Douglas M. Campoli
Chief Financial Officer

POWER OF ATTORNEY AND SIGNATURES

Know all men by these presents, that each person whose signature appears below constitutes and appoints Jesse A. Fittipaldi and Douglas M. Campoli, or either of them, as attorney-in-fact, with each having the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jesse A. Fittipaldi	Interim Chief Executive Officer	April 14, 2023
Jesse A. Fittipaldi

/s/ Douglas M. Campoli	Chief Financial Officer	April 14, 2023
Douglas M. Campoli	(principal financial and principal accounting officer)

/s/ Terry Becker	Chief Operating Officer and Director	April 14, 2023
Terry Becker

/s/ Nancy Calderon	Director	April 14, 2023
Nancy Calderon

/s/ Joshua S. Scherer	Director	April 14, 2023
Joshua S. Scherer

/s/ Jesse G. Eisler	Director	April 14, 2023
Jesse G. Eisler

/s/ Chris Dawson	Director	April 14, 2023
Chris Dawson

/s/ Dan Creed	Director	April 14, 2023
Dan Creed