Form 10-Q
period 2023-03-31
Arcimoto Inc
filed 2023-05-22
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

As of May 17, 2023, there were approximately 7,338,249 shares of the registrant’s common stock issued and outstanding.

ARCIMOTO, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

i

PART I - FINANCIAL INFORMATION

ARCIMOTO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Item 1. Financial Statements (Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,764,353	$462,753
Accounts receivable, net	66,763	262,643
Inventory	12,010,430	12,324,017
Prepaid inventory	1,424,058	1,439,060
Other current assets	1,614,352	1,594,218
Total current assets	18,879,956	16,082,691

Property and equipment, net	28,800,410	29,822,794
Intangible assets, net	8,834,190	9,045,290
Operating lease right-of-use assets	1,168,609	1,336,826
Security deposits	134,963	120,431
Total assets	$57,818,128	$56,408,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable	$6,474,270	$7,668,359
Accrued liabilities	1,004,325	455,808
Customer deposits	939,770	962,346
Mortgage loan	5,722,960	—
Short-term convertible note	—	5,639,231
Warrant liabilities	4,219,033	374,474
Current portion of finance lease obligations	462,085	441,523
Current portion of equipment notes payable	356,622	388,940
Current portion of warranty reserve	559,517	519,889
Current portion of deferred revenue	105,431	207,556
Current portion of operating lease liabilities	615,703	666,542
Total current liabilities	20,459,716	17,324,668

Finance lease obligations	1,160,851	858,488
Equipment notes payable	873,388	962,351
Convertible note issued to related party	4,070,100	4,887,690
Warranty reserve	282,667	264,748
Operating lease liabilities	621,679	744,142
Total long-term liabilities	7,008,685	7,717,419

Total liabilities	27,468,401	25,042,087

Commitments and contingencies (Note 12)

Stockholders' equity:
Series A-1 Preferred Stock, no par value, 1,500,000 authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class C Preferred Stock, no par value, 2,000,000 authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Preferred Stock, no par value, 1,500,000 authorized, none issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common Stock, no par value, 200,000,000 shares authorized; 7,333,450 and 3,209,838 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	189,415,794	184,682,027
Additional paid-in capital	14,696,255	13,555,718
Accumulated deficit	(173,762,322)	(166,871,800)
Total stockholders' equity	30,349,727	31,365,945

Total liabilities and stockholders’ equity	$57,818,128	$56,408,032

See accompanying notes to condensed consolidated financial statements.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$1,353,528	$650,233
Cost of goods sold	2,941,830	4,047,272
Gross loss	(1,588,302)	(3,397,039)

Operating expenses:
Research and development	1,015,773	3,906,585
Sales and marketing	1,434,542	2,926,505
General and administrative	3,212,670	2,698,953
Loss on sale of asset	224,891	—
Total operating expenses	5,887,876	9,532,043

Loss from operations	(7,476,178)	(12,929,082)

Other (income) expense:
Interest expense	101,099	49,735
Unrealized gain on convertible notes, mortgage loan and warrants fair value	(4,685,644)	—
Other (income) expense, net	1,073,279	(25,259)
Loss on debt extinguishment	2,925,610	—
Total other (income) expense	(585,656)	24,476

Loss before income tax benefit	(6,890,522)	(12,953,558)

Income tax benefit	—	—

Net loss	$(6,890,522)	$(12,953,558)

Weighted average common shares - basic and diluted	6,508,390	1,898,349
Net loss per common share - basic and diluted	$(1.06)	$(6.82)

See accompanying notes to condensed consolidated financial statements.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	1,882,180	$150,502,566	$7,038,124	$(103,992,402)	$53,548,288

Issuance of common stock for cash, net of offering costs of $204,763	28,015	3,713,650	—	—	3,713,650
Exercise of stock options	1,090	67,339	(14,274)	—	53,065
Stock-based compensation	—	—	1,411,111	—	1,411,111
Net loss	—	—	—	(12,953,558)	$(12,953,558)
Balance at March 31, 2022	1,911,285	$154,283,555	$8,434,961	$(116,945,960)	$45,772,556

Balance at December 31, 2022	3,209,838	$184,682,027	$13,555,718	$(166,871,800)	$31,365,945

Issuance of common stock and warrants for cash, net of offering costs of $427,304	3,300,000	3,621,197	—	—	3,621,197
Issuance of common stock for partial payment of convertible note	123,612	1,112,500		—	1,112,500
Exercise of warrants	700,000	70		—	70
Stock-based compensation	—	—	1,140,537	—	1,140,537
Net loss	—	—	—	(6,890,522)	(6,890,522)
Balance at March 31, 2023	7,333,450	$189,415,794	$14,696,255	$(173,762,322)	$30,349,727

See accompanying notes to condensed consolidated financial statements.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(6,890,522)	$(12,953,558)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	914,796	707,459
Non-cash operating lease costs	168,217	134,683
Interest expense paid in common stock	31,839	—
Debt issuance costs expensed - mortgage loan	600,000	—
Warrant issuance costs - expensed	505,796	—
Loss on extinguishment of debt	2,925,610	—
Unrealized gain on convertible notes, mortgage loan and warrants fair value	(4,685,644)	—
Stock-based compensation	1,140,537	1,411,111
Loss on disposal of asset	224,891	—
Changes in operating assets and liabilities
Accounts receivable	195,880	3,727
Inventory	427,899	(1,130,621)
Prepaid inventory	15,002	(258,228)
Other current assets	(20,134)	(493,698)
Accounts payable	(1,194,816)	(1,328,013)
Accrued liabilities	548,517	288,628
Customer deposits	(22,576)	286,951
Operating lease liabilities	(173,302)	(136,165)
Warranty reserve	57,547	(2,496)
Deferred revenue	(102,125)	(850)
Net cash used in operating activities	(5,332,588)	(13,471,070)

INVESTING ACTIVITIES
Purchase of property and equipment	(7,939)	(1,485,565)
Refund from return of equipment	455,142	—
Security deposits	(14,532)	—
Net cash provided by (used in) investing activities	432,671	(1,485,565)

FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	11,999,894	3,942,413
Payment of offering costs	(933,100)	(204,763)
Proceeds from the exercise of warrants	70	—
Proceeds from mortgage loan	5,500,000	—
Debt issuance costs - mortgage loan	(600,000)	—
Proceeds from the exercise of stock options	—	53,065
Payment on finance lease obligations	(144,066)	(98,189)
Payment of equipment notes	(121,281)	(119,927)
Proceeds from equipment notes	—	21,082
Payment of convertible note	(7,500,000)	—
Payment of notes payable	—	(379,950)
Net cash provided by financing activities	8,201,517	3,213,731

Net cash and cash equivalents (decrease)/increase for period	3,301,600	(11,742,904)
Cash and cash equivalents at beginning of period	462,753	16,971,320
Cash and cash equivalents at end of period	$3,764,353	$5,228,416

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$45,305	$53,948

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable for purchase of property and equipment	$727	$317,630
Notes payable and accrued interest converted to common stock	$1,112,500	$—
Transfers from FUV Rental Fleet to Inventory	$114,312	$—
Equipment acquired through finance leases	$466,991	$—

See accompanying notes to condensed consolidated financial statements.

ARCIMOTO, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
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

In February 2023, two wholly-owned subsidiaries of the Company were formed, Arcimoto Property Holding Company, LLC and APHC Holdings, LLC. APHC Holdings, LLC is the parent of Arcimoto Property Holding Company, LLC. Arcimoto Property Holding Company, LLC is the borrower in a loan obtained on February 17, 2023 for $6,000,000 that is secured by a guarantee provided by Arcimoto, Inc. and the real estate owned by the Company.

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

On January 14, 2022 the Company entered into an agreement with Canaccord Genuity LLC to raise the at-the-market (“ATM”) offering amount to $100,000,000, and on October 4, 2022, the Company signed an equity line of credit ("ELOC") agreement with Tumim Stone Capital LLC whereby the investor will provide up to $50,000,000 of financing with certain restrictions. On January 18, 2023, the Company obtained additional funds totaling $12.0 million via a confidentially marketed public equity offering. Due to the terms of this offering, Arcimoto is restricted from variable rate transactions and, thus, unable to utilize the ATM and ELOC to raise additional capital for a period of one year from January 18, 2023, the date the Prospectus Supplement was filed. The terms of this offering also restricted equity transactions for a period of 90 days unless approved by more than 50% of the investors in the offering filed on January 18, 2023. After that 90 day period, the Company became able to offer to sell its securities in a public offering under its S-3 registration. However, this ability to obtain additional financing is dependent on the price and volume of Arcimoto's common stock and may be further restricted by certain Securities and Exchange Commission ("SEC") rules that limit the number of shares the Company is able to sell under its Form S-3 registration statement. During 2023, the Company obtained a loan that is secured by the Company's land and buildings as disclosed in Note 6 - Mortgage Loan. The principal amount of this loan is $6,000,000 and includes a discount of $600,000. The interest rate on this loan is 20% and the loan is due in August 2023 unless an additional six-month extension is granted. The extension can only be granted under certain conditions, which include, in part, payment of all accrued interest and a facility fee of $300,000 and that no event or potential event of a default exists. Furthermore, the Company’s accounts payable balance is approximately $6.7 million at May 19, 2023, of which a significant amount is more than 30 days past due.

ARCIMOTO, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Management has evaluated these conditions and concluded that they raise substantial doubt about the Company’s ability to continue as a going concern for at least a period of one year from the issuance of these unaudited financial statements. Management has initiated a series of actions to alleviate the Company’s financial situation: (1) reducing headcount significantly via lay-offs and an unpaid furlough program that started at the beginning of the fourth quarter of 2022 and may likely continue into the foreseeable future; (2) temporarily suspending production in the first quarter of 2023 in order to focus purchases on the minimum needed to resume production, which occurred in March 2023; (3) negotiating payment plans with the Company’s vendors that are critical to the Company’s operations; and (4) monetizing assets that may not be critical to the core business. Management also plans to pursue other financing solutions through the credit and equity markets. There can be no assurance that the Company will be able to secure such additional financing or, if available, that it will be on favorable terms or that the Company will be able to sufficiently reduce costs for any such additional financing to meet its needs. Therefore, the plans cannot be deemed probable of being implemented. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2023, and the results of its operations for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. Results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2023.

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and its related disclosures. Actual amounts could differ materially from those estimates.

The consolidated financial statements include the accounts of Arcimoto, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”)) or net realizable value. Inventories consist mainly of purchased electric motors, electrical storage and transmission equipment, and component parts. Raw materials include parts that have been sub-assembled and manufactured parts.

	March 31, 2023	December 31, 2022
Raw materials	$11,090,571	$11,491,555
Work in progress	125,714	—
Finished goods	794,145	832,462
Total	$12,010,430	$12,324,017

The Company is required to remit partial prepayments for some purchases of its inventories acquired from overseas vendors which are included in prepaid inventory. The Company is currently selling vehicles below the base cost of a finished unit. Accordingly, the Company expensed all labor and overhead as period costs and recorded an allowance to reduce certain inventories to net realizable value of approximately $1,102,000 and $1,280,000 as of March 31, 2023 and December 31, 2022, respectively. The amount expensed for all labor and overhead was approximately $1,620,000 and $3,050,000 for the three months ended March 31, 2023 and 2022, respectively.

ARCIMOTO, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets

Intangible assets primarily consist of trade names/trademarks, proprietary technology, and customer relationships. They are amortized using the straight-line method over a period of 10 to 14 years. The Company assesses the recoverability of its finite-lived intangible assets when there are indications of potential impairment.

Net Loss per Share

The Company’s computation of loss per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per-share basis of potential common shares (e.g., common stock warrants and common stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Basic and diluted loss per common share is the same for all periods presented because all common stock warrants and common stock options outstanding were anti-dilutive.

During the three months ended March 31, 2023 and 2022, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below calculated using the Treasury Stock Method for options and other instruments and the If-Converted Method for convertible notes, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2023	2022
Options and other instruments under the 2012, 2015, and 2018 Plans to purchase common stock	—	63,385
Conversion of convertible notes, if-converted method	56,818	—
Total	56,818	63,385

Convertible Notes, Mortgage Loan and Warrants

We have elected the fair value option under ASC 825-10-25 to account for the $4,500,000 and $10,000,000 convertible notes, as well as the mortgage loan and warrants. We have utilized a binomial lattice methodology in estimating the fair values of the convertible notes. The mortgage loan fair value was estimated using a discounted cash flow model. The warrant fair values were estimated using a Black Scholes model. The fair value measurements are classified as Level 2 under the fair value hierarchy as provided by ASC 820, "Fair Value Measurement". The fair valuation of these convertible notes, mortgage loan and warrants use inputs other than quoted prices that are observable either directly or indirectly. Under this option, changes in fair value of the convertible notes are recorded as unrealized gain/loss on convertible notes' fair value in the Condensed Consolidated Statements of Operations.

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the current incurred loss methodology with an expected loss methodology which is referred to as the current expected credit loss (“CECL”) methodology. The measurement of credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivables and trade accounts receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investment in leases recognized by a lessor in accordance with Accounting Standards Codification (“ASC”) Topic 842 – Leases. ASU 2016-13 also made changes to the accounting for available-for-sale debt securities and requires credit losses to be presented as an allowance rather than as a write-down on such securities management does not intend to sell or believes that it is more likely than not they will be required to sell. The Company adopted the provisions of this ASU effective January 1, 2023. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

ARCIMOTO, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3: PROPERTY AND EQUIPMENT

As of March 31, 2023 and December 31, 2022, the Company’s property and equipment consisted of the following:

	March 31, 2023	December 31, 2022
Land	$4,743,526	$4,743,526
Buildings	8,006,474	8,006,474
Machinery and equipment	9,454,594	8,443,047
Fixed assets in process	7,598,164	8,569,163
Leasehold improvements	1,193,771	1,193,771
FUV fleet	884,367	1,089,888
FUV rental fleet	2,354,554	2,646,379
Computer equipment and software	226,915	226,915
Vehicles	748,707	748,707
Furniture and fixtures	52,007	52,007
Total property and equipment	35,263,079	35,719,877
Less: Accumulated depreciation	(6,462,669)	(5,897,083)
Total	$28,800,410	$29,822,794

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

Depreciation expense was approximately $704,000 and $497,000 during the three months ended March 31, 2023 and 2022, respectively.

NOTE 4: INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

		March 31, 2023
	Estimated Useful Life (Years)	Gross Carrying Amount at March 31, 2023	Accumulated Amortization	Net Book Value
Tradename and trademarks	14	$2,052,000	$(310,151)	$1,741,849
Proprietary technology	13	$7,010,000	(1,161,914)	5,848,086
Customer relationships	10	$1,586,000	(341,745)	1,244,255
		$10,648,000	$(1,813,810)	$8,834,190

ARCIMOTO, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

		December 31, 2022
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2022	Accumulated Amortization	Net Book Value
Tradename and trademarks	14	$2,052,000	$(273,508)	$1,778,492
Proprietary technology	13	7,010,000	(1,027,107)	5,982,893
Customer relationships	10	1,586,000	(302,095)	1,283,905
		$10,648,000	$(1,602,710)	$9,045,290

Amortization expense was approximately $211,000 and $210,000 during the three months ended March 31, 2023 and 2022, respectively.

NOTE 5: CUSTOMER DEPOSITS

The Company has received refundable customer pre-orders ranging from $100 to $500 per vehicle for purposes of securing a place in a line to order its utility vehicle. As of March 31, 2023 and December 31, 2022, these refundable pre-orders total $405,600 and $410,000, respectively. In addition, Arcimoto also received non-refundable customer deposits of $2,500, which was reduced to $500 during the quarter ended June 30, 2022, that are required for the Company to start production of their vehicles. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their pre-orders will no longer be refundable and additional deposit required must be paid prior to the start of the manufacturing process. As of March 31, 2023 and December 31, 2022, these non-refundable deposits total $287,400 and $268,300, respectively and are presented as Customer Deposits on the Company's Condensed Consolidated Balance Sheets.

The Company has also received approximately $92,000 and $112,000 of refundable deposits related to its TMW product line as of March 31, 2023 and December 31, 2022, respectively. Arcimoto also receives non-refundable deposits as final payment prior to delivery of the final product. These non-refundable deposits total approximately $33,600 and $51,400 as of March 31, 2023 and December 31, 2022, respectively and are presented as Customer Deposits on the Company's Condensed Consolidated Balance Sheets.

During the second quarter of 2022, the Company began to receive refundable deposits of $100 per unit for the recently announced Mean-Lean-Machine ("MLM"), the electric tilting trike. As of March 31, 2023 and December 31, 2022, the balance of such deposits was $121,100 and $120,600, respectively and are included as part of Customer Deposits on the Company's Condensed Consolidated Balance Sheets.

As of March 31, 2023 and December 31, 2022, the Company’s balance of deposits received was approximately $939,700 and $962,300, respectively. Deposits are included in current liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company also has customer deposits from its employees. However, the balances of these deposits as of March 31, 2023 and December 31, 2022 are not material.

ARCIMOTO, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 6: MORTGAGE LOAN

On February 17, 2023, the Company’s wholly-owned subsidiary, Arcimoto Property Holding Company, LLC (“Borrower”) entered into a loan (“Mortgage Loan”) with HRE FUV Lending, LLC (the "Lender”) and issued a related Promissory Note (the "Note”) payable to the Lender. Pursuant to the Mortgage Loan and the Note, the Borrower is receiving a $6,000,000 loan secured by all the real properties of the Borrower and all equity interests of Borrower. The loan (i) has an initial term of six months with the possibility of a further six month extension upon the satisfaction of certain conditions; (ii) has an interest rate equal to 20% per annum of the first six months (with the possibility of retroactive reduction to 10% if repaid in full within such six (6) months without an event of default having occurred) and zero percent (0%) per annum for the six (6) month extension period; (iii) requires an upfront fee to Lender of $600,000 on the date the loan is made (and an additional facility fee to Lender of $300,000 if the loan is not repaid in full within the first six (6) months or if an event of default occurs); (iv) requires that, in the event of prepayment, a minimum of $600,000 in interest must have been paid (with the possibility of reduction to $300,000 if repaid in full within the first six (6) months if no event of default has occurred); (v) provides that $500,000 of the loan amount is retained as a holdback by Lender for disbursement to Borrower only after certain construction is completed at the real property and the cost of such construction is paid in full by Borrower; (vi) contemplates an increase in the interest rate if an event of default occurs; (vii) is fully guaranteed by Holdings and is subject to a limited recourse guaranty by the Company. The Company elected to account for this mortgage loan using the fair value option. In estimating the fair value of this debt, a binomial lattice model was used. The required inputs include the risk-free rate, the Company's stock volatility, stock price on valuation date, and a risk premium. The note's fair value measurement is classified as Level 2 under the fair value hierarchy as provided by ASC 820, "Fair Value Measurement." The fair valuation of this mortgage loan uses inputs other than quoted prices that are observable either directly or indirectly in a discounted cash flows model. Under this option, changes in fair value of the debt are recorded as an unrealized loss on mortgage loan fair value in the Condensed Consolidated Statements of Operations at inception of $336,194. For the period ended March 31, 2023, the Company recorded an unrealized gain of $113,234. The fair value of the loan was $5,722,960 as of March 31, 2023.

NOTE 7: EQUIPMENT NOTES PAYABLE

As of March 31, 2023, the Company has financed a total of approximately $2,001,000 of its capital equipment purchases with notes payable having monthly payments ranging from approximately $300 to $12,000, repayment terms ranging from 60 to 72 months, and effective interest rates ranging from 1.99% to 9.90%. Total monthly payments as of March 31, 2023 are approximately $44,600. These equipment notes mature ranging from May 2023 through May 2028. The balance of equipment financing notes payable was approximately $1,230,000 and $1,351,000 as of March 31, 2023 and December 31, 2022, respectively.

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

The Company has lease agreements that contain both lease and non-lease components, which it has elected to account for as a single lease component when the payments are fixed. As such, variable lease payments not dependent on an index or rate, such as real estate taxes, common area maintenance, and other costs that are subject to fluctuation from period to period are not included in lease measurement. The Company includes extensions in the determination of the lease term when it is reasonably certain that such options will be exercised.

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

The components of operating lease expense recorded in the condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$195,808	$172,465
Short-term lease cost	42,679	17,731
Total lease cost	$238,487	$190,196

ARCIMOTO, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Variable lease cost for the three months ended March 31, 2023 and 2022 was not material.

Right of use assets and lease liabilities for operating leases were recorded in the condensed consolidated balance sheets as follows:

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$1,168,609	$1,336,826

Operating lease liabilities, current	$615,703	$666,542
Operating lease liabilities, long-term	621,679	744,142
Total operating lease liabilities	$1,237,382	$1,410,684

The weighted-average remaining lease term for operating leases was 2.17 years and the weighted-average incremental borrowing rate was 8.7% as of March 31, 2023.

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$200,893	$173,509

As of March 31, 2023, future minimum lease payments required under operating leases are as follows:

2023 (Remainder)	$555,394
2024	511,786
2025	230,858
2026	58,433
2027	—
Thereafter	—
Total minimum lease payments	1,356,471
Less: imputed interest	(119,089)
Total	$1,237,382

Finance Leases

As of March 31, 2023, the Company has financed through lease agreements a total of approximately $2,999,000 of its capital equipment purchases with monthly payments ranging from approximately $1,500 to $14,000, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 2.67% to 8.51%. Total monthly finance lease payments as of March 31, 2023 are approximately $61,000. These lease obligations mature ranging from June 2023 through February 2028 and are secured by $3,180,312 in underlying assets which have approximately $1,286,007 in accumulated depreciation as of March 31, 2023. The balance of finance lease obligations was approximately $1,622,936 and $1,300,011 as of March 31, 2023 and December 31, 2022, respectively.

ARCIMOTO, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Right of use assets and lease liabilities for finance leases were recorded in the condensed consolidated balance sheets as follows:

	March 31, 2023	December 31, 2022
Property and equipment, net	$1,894,305	$2,672,177

Finance lease liabilities, current	$462,085	$441,523
Finance lease liabilities, long-term	1,160,851	858,488
Total finance lease liabilities	$1,622,936	$1,300,011

The weighted-average remaining lease term for finance leases was 3.66 years and the weighted-average incremental borrowing rate was 4.66% as of March 31, 2023.

Supplemental cash flow information related to the Company’s finance leases was as follows:

	Three Months Ended March 31,
	2023	2022
Operating cash flows from finance leases	$(19,306)	$(15,275)
Financing cash flows from finance leases	$(144,066)	$(98,189)

Amortization and interest expense information related to the Company’s finance leases was as follows:

	Three Months Ended March 31,
	2023	2022
Amortization expense	$56,211	$44,962

Interest expense	$19,306	$15,275

As of March 31, 2023, future minimum lease payments required under finance leases are as follows:

2023 (Remainder)	$427,795
2024	463,547
2025	463,547
2026	327,444
2027	110,937
Thereafter	18,490
Total minimum lease payments	$1,811,760
Less: imputed interest	(188,824)
Total	$1,622,936

ARCIMOTO, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Arcimoto has elected to measure the note at fair value. In estimating the fair value of this debt, a binomial lattice model was used. The required inputs include the risk-free rate, the Company's stock volatility, stock price on valuation date, and a risk premium. The note's fair value measurement is classified as Level 2 under the fair value hierarchy as provided by ASC 820, "Fair Value Measurement." The fair valuation of this convertible note uses inputs other than quoted prices that are observable either directly or indirectly. Under this option, changes in fair value of the convertible debt are recorded as an unrealized gain or loss on convertible note fair value in the Condensed Consolidated Statements of Operations. As a result, the Company recorded an unrealized gain of $817,590 for the three months ended March 31, 2023. The balance on this note is $4,070,100 and $4,887,690 at March 31, 2023 and December 31, 2022, respectively, and is classified as a long-term liability on the Company's Condensed Consolidated Balance Sheets.

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

Under the SPA, Arcimoto authorized the issuance of one or more series of senior secured convertible notes of the Company, in the aggregate original principal amount of $20,000,000. Such notes shall be convertible into shares of common stock, no par value per share, of the Company. Further, the Company authorized the issuance of warrants to acquire up to an aggregate of 500,000 shares of common stock. The notes will rank senior to all outstanding and future indebtedness of the Company and its subsidiaries and will be secured by a second-priority perfected security interest in all of the existing and future assets of the Company and its direct and indirect subsidiaries, if any, including a pledge of all of the capital stock of each of the subsidiaries.

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

ARCIMOTO, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Warrants are exercisable at any time or times on or after the six month and one day anniversary of the Issuance Date. The Warrants expire on the fifth anniversary of the Issuance Date. The exercise price of each Warrant which is convertible to a share of common stock is $200.00.

The net proceeds of $9,400,000 (after discount) are bifurcated between the Warrants and the September 2022 Note. The amount allocated to the Warrants is $598,670, which is the fair value on the Issuance Date. The remaining amount (before debt issuance costs) of $8,801,330 is allocated to the September 2022 Note on the Issuance Date. The Company has elected to measure the note at fair value. In estimating the fair value of this debt, a binomial lattice model was used. The required inputs include the risk-free rate, the Company's stock volatility, stock price on valuation date, and a risk premium. The note's fair value measurement is classified as Level 2 under the fair value hierarchy as provided by ASC 820, "Fair Value Measurement." Under this option, changes in fair value of the convertible debt are recorded as an unrealized gain or loss on convertible note fair value in the Condensed Consolidated Statements of Operations. As a result of this election, debt issuance costs incurred were approximately $232,669 and are expensed in Other expense/(income) on the Condensed Consolidated Statements of Operations. The Company also recorded an unrealized loss of $15,820 for the three months ended March 31, 2023. The note was repaid in full on January 23, 2023 with a loss on extinguishment of $2,925,610 recognized for the difference between the carrying value of the note and unamortized discount and the payment made to satisfy the note. The balance of the September 2022 Note is $5,639,231 at December 31, 2022.

The Warrants are recorded at fair value on September 1, 2022 at $598,670 and are remeasured at fair value quarterly and are classified as a current liability on the Condensed Consolidated Balance Sheet. As a result, the Company recorded an unrealized gain of $282,498 for the three months ended March 31, 2023. The balance of the Warrants at March 31, 2023 and December 31, 2022, is $91,976 and $374,474 and is recorded as Warrant liabilities in the current liabilities section of the Company's Condensed Consolidated Balance Sheets.

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

As of March 31, 2023 and December 31, 2022, there were no shares issued or outstanding.

ARCIMOTO, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Common Stock

The Company has reserved a total of 363,577 and 378,296 shares of its common stock pursuant to the equity incentive plans (see Note 11 – Stock-Based Payments) as of March 31, 2023 and December 31, 2022, respectively. The Company has 363,577 and 278,296 stock units, options and warrants outstanding under these plans as of March 31, 2023 and December 31, 2022, respectively.

The Company has no shares and 25,000 shares of its common stock reserved for warrants issued outside of the equity incentive plans as of March 31, 2023 and December 31, 2022, respectively.

Exercise of Stock Options and Warrants

A total of 1,090 employee options, with exercise prices ranging from $34.20 to $50.00 per share were exercised for total proceeds to the Company of $53,065 during the three months ended March 31, 2022. No employee options were exercised during the three months ended March 31, 2023.

A total of 700,000 warrants were exercised with an exercise price of $0.0001 per share for total proceeds to the Company of $70 during the three months ended March 31, 2023. No warrants were exercised during the three months ended March 31, 2022.

Offerings of Common Stock and Warrants

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

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Pre-Funded Warrants were exercised immediately upon issuance. Each Common Warrant has an exercise price of $3.00 per share, will be exercisable immediately upon issuance subject to certain ownership limitations and will expire on the fifth anniversary of the date on which the Common Warrants become exercisable.

Both the Pre-Funded and Common Warrants contain provisions that regarding settlement in the event of a fundamental transaction that calculate the fair value of the warrants using a prespecified volatility assumption that was not consistent with the input used to value the warrants at issuance which causes the warrants to be classified as liabilities.

The Pre-Funded Warrants are recorded at fair value on January 18, 2023 at $1,735,941. As the Pre-Funded Warrants were immediately exercised, the fair value is recorded in equity. The Common Warrants are recorded at fair value on January 18, 2023 at $7,951,393 and are remeasured at a fair value of $4,127,057 at March 31, 2023 and are classified as a current liability on the Condensed Consolidated Balance Sheet. As a result, the Company recorded an unrealized gain of $3,824,336 at March 31, 2023.

The offering resulted in gross proceeds to the Company of approximately $12 million. The net proceeds to the Company from the offering were approximately $11 million, after deducting placement agent fees and other expenses. The Company used $7,500,000 of the net proceeds from the offering to repay the September 2022 Note as disclosed in Note 9 - Convertible Notes, and the remainder of the proceeds for working capital and general corporate purposes.

On January 14, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord, under which the Company may offer and sell, from time to time, through or to Canaccord, as sales agent up to $100,000,000 of its common stock. The Company intends to use the net proceeds of the sales pursuant to the Sales Agreement primarily for working capital and general corporate purposes.

ARCIMOTO, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

We issued and sold 28,015 shares of common stock during the three months ended March 31, 2022, in connection with the Sales Agreement at per share prices between $136.40 and $143.60, resulting in net proceeds to the Company of $3,713,650 after subtracting offering expenses. There were no transactions during the three months ended March 31, 2023 under the Sales Agreement due to the one year restrictions discussed in Note 2.

NOTE 11: STOCK-BASED PAYMENTS

The Company has common stock, common stock units, and common stock purchase options and warrants reserved pursuant to the 2022 Omnibus Stock Incentive Plan ("2022 Plan"), 2018 Omnibus Stock Incentive Plan (“2018 Plan”), and the Amended and Restated 2015 Stock Incentive Plan (“2015 Plan”).

Stock-based compensation, including stock options, warrants and stock issued for compensation and services is included in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2023	2022
General and administrative	$445,302	$405,344
Cost of goods sold	318,886	394,427
Sales and marketing	220,214	281,440
Research and development	156,135	329,900
Total	$1,140,537	$1,411,111

2022 Omnibus Stock Incentive Plan

On July 29, 2022, Arcimoto's shareholders approved the 2022 Omnibus Stock Incentive Plan (the "Plan"). The Plan enables the Company to provide additional incentives or awards to Employees, Directors and Consultants. The maximum aggregate number of shares which may be issued pursuant to all awards is 100,000 shares.

The 2022 Plan provides the Company the ability to grant shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or non-qualified stock options (“NQSOs”) and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. During the three months ended March 31, 2023, the Company issued 100,000 restricted stock awards under the plan, which vested immediately. There is no non-vested compensation expense as of March 31, 2023. Awards that are forfeited generally become available for grant under the 2022 Plan.

Stock-based compensation expense under the 2022 Plan for the three months ended March 31, 2023 and 2022 was $176,801 and none, respectively.

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

The 2018 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or NQSOs and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of March 31, 2023, the Company had a remaining reserve of 222,339 shares of common stock under the 2018 Plan for outstanding grants. Since approval of the 2022 Plan, awards that are forfeited no longer become available for grant under the 2018 Plan.

ARCIMOTO, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Stock-based compensation expense under the 2018 Plan for the three months ended March 31, 2023 and 2022 was $962,530 and $1,392,380, respectively.

During the first quarter of 2022, qualified options to purchase 62,040 shares of common stock were granted under the 2018 Plan with a grant date fair value of approximately $5,435,000. The options were valued using the Black-Scholes option pricing model with approximately a 6.1-year expected term, risk-free interest rate of 1.7%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 96.98%. These options vest over three years.

During the first quarter of 2022, 1,482 shares of restricted stock were issued to certain personnel with a grant date fair value of approximately $173,063. These shares were valued by using the closing date of Arcimoto’s stock price on the date of the grant. These awards vest immediately upon issuance.

No options were granted or restricted stock issued during the first quarter of 2023 under the 2018 Plan.

Total compensation cost related to non-vested awards issued under the 2018 Plan not yet recognized as of March 31, 2023 was approximately $7,082,233 and will be recognized on a straight-line basis through July 2025 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

2015 Stock Incentive Plan

The 2015 Plan provides the Company the ability to grant to employees, directors, consultants, or advisors shares of common stock of the Company through the grant of options that are incentive stock options or NQSOs and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. 50,000 shares of common stock were authorized for issuance under the 2015 Plan. Since the approval of the 2022 Plan, awards that are forfeited no longer become available for grant under the 2015 Plan. As of March 31, 2023, 25,688 shares of common stock were reserved for issuance pursuant to stock options that are outstanding.

Employee stock-based compensation expense for the three months ended March 31, 2023 and 2022 related to the 2015 Plan was approximately $1,206 and $18,731, respectively.

Total compensation cost related to non-vested awards not yet recognized as of March 31, 2023 was approximately $469. The amounts will be recognized on a straight-line basis through May 2023 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business. The Company has an accounting policy to record an accrual of legal costs on the basis of an estimate of future legal costs. As of March 31, 2023 the Company had no accrual for future legal costs.

NOTE 13: RELATED PARTY TRANSACTIONS

Arcimoto may, from time to time, sell to its management and employees at a discounted price. Sales to such parties for the three months ended March 31, 2023 were not material. Also, from time to time, the Company may make certain purchases from an entity owned by the Chief Operating Officer. During the first quarter of 2023, the purchases were not material and the amount owed to the related party was zero at March 31, 2023.

ARCIMOTO, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

On April 25, 2022, the Company entered into a $4,500,000 convertible promissory note agreement with Ducera Investments LLC, a related party because a partner at Ducera is also a member of the Board of Directors at Arcimoto. Further disclosures are presented in Note 9 - Convertible Notes.

NOTE 14: SEGMENT REPORTING

Arcimoto has three reportable segments that are identified based on its product lines and services: fun utility vehicles (“FUV”), rental and TMW. The FUV segment consists of the sale of its electric vehicle product lines while the rental segment‘s operations involve generating revenue from the short-term rental of its electric vehicles via various channels or networks. The TMW segment, as discussed above, engages in the design, production, sales, and installation of a bolt-on kit that converts a two-wheeled motorcycle into a tilting three-wheeled motorcycle.

The reportable segments were identified based on how the Chief Operations Decision Maker (“CODM”), which in the Company’s case, is the Chief Executive Officer (“CEO”), allocates resources to the various operations. The following tables disclose the financial information used by the CODM in allocating Arcimoto’s resources.

March 31, 2023

	FUV	Rental	TMW	Total
Revenues	$1,098,252	$31,073	$224,203	$1,353,528

Operating loss	$(7,054,848)	$(272,643)	$(148,687)	$(7,476,178)
Unrealized gain on convertible note, mortgage loan and warrants				(4,685,644)
Interest expense, net				101,099
Loss on debt extinguishment				2,925,610
Other expense, net				1,073,279
Net loss				$(6,890,522)

March 31, 2022

	FUV	Rental	TMW	Total
Revenues	$515,317	$12,499	$122,417	$650,233

Operating loss	$(12,202,326)	$(427,366)	$(299,390)	$(12,929,082)
Interest expense, net				49,735
Other income, net				(25,259)
Net loss				$(12,953,558)

ARCIMOTO, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 15: SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and up to the time of filing with the Securities and Exchange Commission. The discussions that follow reflect this evaluation.

On May 3, 2023 the Company signed a Teaming Agreement with a third-party company to collaborate and develop a driverless vehicle for commercialization. The terms of the agreement provide for joint development and joint sales of a road-certified vehicle capable of delivering itself to an end customer (Vehicle-on-Demand) for driverless use or use by a human driver, depending on the stage of development. The Company and third-party will work together to enter into customer contracts for use of the vehicles. The agreement provides for a revenue-sharing arrangement between the Company and the third-party collaboration partner. The agreement also granted the Company the right, but not the obligation, to participate in a simple agreement for the sale of future equity (SAFE) of the third-party collaboration partner for up to $3 million. Purchases of the third-party collaboration partner’s equity would be paid in the form of unregistered shares up with a value up to $100,000 for the initial purchase and registered shares of the Company for any other purchases.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the SEC. In addition, such statements could be affected by risks and uncertainties related to:

•	our ability to identify financing sources to fund our capital expenditure requirements and continue operations until sufficient cash flow can be generated from operations;
•	our ability to lower production costs to achieve cost-effective mass production, which we believe will be an important factor affecting adoption of the products;
•	our ability to effectively execute our business plan and growth strategy;
•	unforeseen or recurring operational problems at our facility, or a catastrophic loss of our manufacturing facility;
•	our dependence on our suppliers, whose ability to supply us may be negatively impacted;
•	our ability to secure battery cells from a foreign sole sourced vendor in order to maintain production levels due to supply chain constraints;
•	changes in consumer demand for, and acceptance of, our products;
•	overall strength and stability of general economic conditions and of the automotive industry more specifically, both in the United States and globally;
•	changes in U.S. and foreign trade policy, including the imposition of tariffs and the resulting consequences;
•	changes in the competitive environment, including adoption of technologies and products that compete with our products;
•	our ability to generate consistent revenues;
•	our ability to design, produce and market our vehicles within projected timeframes given that a vehicle consists of several thousand unique items and we can only go as fast as the slowest item;
•	our experience to date in manufacturing and our ability to manufacture increasing numbers of vehicles at the volumes that we need in order to meet our goals;
•	our reliance on as well as our ability to attract and retain key personnel;
•	changes in the price of oil and electricity;
•	changes in laws or regulations governing our business and operations;
•	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt, if any, on terms favorable to our company;
•	the number of reservations and cancellations for our vehicles and our ability to deliver on those reservations;
•	our ability to maintain quality control over our vehicles and avoid material vehicle recalls;
•

our ability to manage the distribution channels for our products, including our ability to successfully implement our direct to consumer distribution strategy and any additional distribution strategies we may deem appropriate;

•	our ability to obtain and protect our existing intellectual property protections including patents;
•

changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings or losses;

•	interest rates and the credit markets;
•	costs and risks associated with litigation; and
•	other risks described from time to time in periodic and current reports that we file with the SEC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2023 and 2022 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2023. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Arcimoto, Inc. (the “Company”) was incorporated in the State of Oregon on November 21, 2007, with the mission to catalyze the shift to a sustainable transportation system. We build light, electric, ultra-efficient vehicles that are incredibly fun to drive for a reason. Put simply, our vision is an untouched planet and more livable cities.

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

We have developed a new, human-scale three-wheeled electric vehicle platform, featuring dual-motor front-wheel drive, a battery pack sized to meet the range needs of the vast majority of typical trips, and an optimized center of gravity for a nimble, balanced driving experience. On this platform, we currently manufacture a family of products targeting a wide range of everyday uses: the Fun Utility Vehicle® (“FUV®”), for daily driving, rideshare and rental, the Deliverator for last-mile delivery of essential food and goods, the Rapid Responder® for emergency services and security.

The Company’s primary focus is on volume production planning in order to push to sustainable profitability. On April 19, 2021, the Company purchased an approximately 220,000 square foot facility to expand production capabilities. After temporarily pausing production in early January, the Company has resumed production and is executing on its growth strategy, while working to secure additional financing.

Platform and Technologies

Arcimoto is fundamentally a technology company. Its first decade was spent developing and refining eight generations of a new three-wheeled electric vehicle platform: a light-footprint, nimble reverse-trike architecture that features a low center of gravity for stability on the road; dual-motor front-wheel drive for enhanced traction; can be parked three to a space while carrying two large adults comfortably, and is more efficient, by an order of magnitude, than today’s gas-powered cars. The Company has secured 13 utility patents on various constituent technologies and vehicle platform architectures. Arcimoto has teamed with several companies to evaluate Arcimoto’s manufacturing processes and supply chain management in order to drive down costs and increase the volume of production of Arcimoto ultra-efficient electric vehicles. This project progressed significantly, primarily due to the purchase of a new production facility and additional capital manufacturing equipment, continued production ramp planning, and product architecture sourcing selection across all major vehicle subsystems.

Products

Arcimoto’s vehicle products are based on the Arcimoto Platform, which includes the basic lower-framed structure and certain key components of our vehicles. While intended to serve very different market segments, an estimated 90% of the constituent parts are the same between all products currently in production and development.

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

The Deliverator is a pure electric, last-mile delivery solution designed to more quickly, efficiently, and affordably get goods where they need to go. The Deliverator can carry a wide array of products, from pizza, groceries, and cold goods to the 65 billion parcels delivered worldwide annually.

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

Rental Model

We plan to augment the direct web purchase process with experience rental in key markets. This rental model gives prospective customers a direct experience with the physical product before purchasing, recovering some of the cost of the test drive with revenue generated by the rental. We opened our first Company-owned rental operations in San Diego, California and Eugene, Oregon in the second quarter of 2021. The first Company-owned rental center in Hawaii opened on August 20, 2022. During the fourth quarter of 2022 we opened a second Company-owned location in Kauai, Hawaii. Additional rental vehicles are available at revenue-sharing partner operators across locations in Washington, Florida, California, and Oregon. We entered into an agreement with the Graduate Hotel in Eugene, Oregon in the third quarter of 2021 to rent FUVs to hotel guests. We have a revenue-sharing agreement with GoCars in San Diego and Las Vegas, with additional locations opening in the near future.

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

Management Opportunities, Challenges and Risks

Production, Sales Funnel and Order Backlog

Arcimoto temporarily paused vehicle production on January 3, 2023 as the Company sought additional capital. After raising additional capital, Arcimoto resumed production on February 12, 2023.

The Company is focused on building our sales and rental revenue in the states where we have current rental operations and delivery options available for customers: California, Florida, Washington, Oregon, Nevada, Hawaii and Arizona. Also, we plan to expand our business in other states as we scale our production. On October 20, 2022, Arcimoto announced that it is now accepting customer orders from New York, New Jersey, Pennsylvania, Maryland, Virginia, Georgia, and Washington D.C. While we expand the geographical boundaries of our business operations, we also plan to expand and improve on the customers' retail experiences by including additional rental partnerships and pop-up demo drive experiences through new Customer Experience Centers. We opened our Honolulu Experience Center on August 20, 2022. We aim to increase our conversion rate for both our rental operations and demo drives through increased engagement at each step of our customer journey and grow our drive volume by expanding our geographical footprint through various channels. These various channels include, but are not limited to, our rental operations, pop-up demo centers in high-traffic flagship markets, strategic events and shows throughout the country and identifying new markets and expanding our brand awareness.

At March 31, 2023, the order backlog for our vehicles is 18, defined as a vehicle order with a customer deposit, likely configured and expecting delivery. The conversion rate from order backlog to actual sales is approximately 90%. During the first quarter of 2023, the volume of demo drives made by potential customers was 76.

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

We have conducted multiple pilot programs with various partners to add credence to the business case for a light weight rapid-response electric vehicle. Rapid responders have been well received under these pilot programs. We will continue to build Rapid Responders in low volume through the remainder of 2023, delivered to customers via specialized upfitters, to support commercial new pilot programs.

We have several ongoing Deliverator pilot programs with individuals, municipalities, and corporate fleets. We will continue to build Deliverators in low volume through the remainder of 2023, to support commercial new pilot programs.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

Our capital expenditures are typically difficult to project beyond the short term given the number and breadth of our core projects at any given time and may further be impacted by uncertainties in future market conditions. We are simultaneously ramping a new product for the second quarter of 2023, while ramping manufacturing facilities at our 10-acre campus and piloting the development and manufacture of new battery module technologies, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. We currently expect our capital expenditures to be between $500,000 to $1,000,000 in 2023. During the fourth quarter of 2022, we initiated a series of strategic plans to conserve cash and focus on immediate revenue generating products in light of the global economic environment.

Our business has been consistently generating negative cash flow from operations, some of this is offset with better working capital management resulting in shorter days sales outstanding than days payable outstanding. We are also likely to see heightened levels of capital expenditures during certain periods depending on the specific pace of our capital-intensive projects and rising material prices and increasing supply chain and labor expenses resulting from changes in global trade conditions. Moreover, while our stock price was significantly elevated during parts of 2021, we saw higher levels of exercise of investor warrants and options from employee equity plans, which obligates us to deliver shares pursuant to the terms of those agreements. In the long run, we expect our ability to be self-funding to be achieved as we approach a sales volume of approximately 7,500 vehicles per year and as long as macroeconomic factors support growth in our sales, and engineering cost reductions and volume pricing improve materials cost. On November 11, 2022, our shareholders approved an agreement to obtain additional funding (with certain restrictions) in order to finance our operations and growth with a $50,000,000 equity line of credit. Due to the January 18, 2023 common stock and warrant offering, the Company is restricted from utilizing the equity line of credit or the Canaccord Genuity LLC at-the-market (“ATM”) facility for a period of one year. The shareholders also approved a reverse stock split of the Company's stock of 1-for-20 that was completed on November 11, 2022. These series of actions allow us to access funds from the capital markets which will be used to fund our operations in the foreseeable future.

Operating expenses decreased by approximately 38% or $3,644,000 for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This decrease was primarily due to, among other things, a reduction in work force, as the number of employees decreased by approximately 44%, from 273 as of March 31, 2022, to 153 employees as of March 31, 2023. The decrease in staff was due to a company-wide restructuring program in the fourth quarter of 2022 that was aimed at reducing overall overhead costs. We continue to monitor staffing levels in order to meet operational needs.

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

New Accounting Pronouncements

For a description of new accounting pronouncements, please refer to the “Summary of Significant Accounting Policies” in Note 2 to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2023.

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

Convertible Notes, Mortgage Loan and Warrants

We have elected the fair value option under ASC 825-10-25 to account for the $4,500,000 and $10,000,000 convertible notes, as well as the mortgage loan and warrants. We have utilized a binomial lattice methodology in estimating the fair values of the convertible notes. The mortgage loan fair value was estimated using a discounted cash flow model. The warrant fair values were estimated using a Black Scholes model. The fair value measurements are classified as Level 2 under the fair value hierarchy as provided by ASC 820, "Fair Value Measurement". The fair valuation of these convertible notes, mortgage loan and warrants use inputs other than quoted prices that are observable either directly or indirectly. Under this option, changes in fair value of the convertible notes are recorded as unrealized gain/loss on convertible notes' fair value in the Condensed Consolidated Statements of Operations.

Results of Operations

Three Months Ended March 31, 2023 versus three months ended March 31, 2022

The following table summarizes the Company’s results of operations:

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage
Revenue	$1,353,528	$650,233	$703,295	108%
Cost of goods sold	2,941,830	4,047,272	(1,105,442)	(27)%
Gross loss	(1,588,302)	(3,397,039)	$1,808,737	(53)%

Operating expenses:
Research and development	$1,015,773	$3,906,585	$(2,890,812)	(74)%
Sales and marketing	1,434,542	2,926,505	(1,491,963)	(51)%
General and administrative	3,212,670	2,698,953	513,717	19%
Loss on sale of asset	224,891	—	224,891	N/A
Total operating expenses	5,887,876	9,532,043	3,644,167	(38)%

Loss from operations	(7,476,178)	(12,929,082)	5,452,904	(42)%

Other (income) expense:
Interest expense	101,099	49,735	51,364	103%
Unrealized gain on convertible notes, mortgage loan and warrants fair value	(4,685,644)	—	(4,685,644)	N/A
Other (income) expense, net	1,073,279	(25,259)	1,098,538	(4349)%
Loss on debt extinguishment	2,925,610	—	2,925,610	N/A

Loss before income tax benefit	(6,890,522)	(12,953,558)	6,063,036	(47)%

Income tax benefit	—	—	—	N/A

Net Loss	$(6,890,522)	$(12,953,558)	$6,063,036	(47)%

Revenues

Total revenue increased approximately $703,000 or 108% for the three months ended March 31, 2023, compared to the same period last year. The increase was primarily due to having sold thirteen more vehicles.

Arcimoto had approximately $1,354,000 in revenue, comprising approximately $1,098,000 in net revenue from the sales of our vehicles and related products and accessories, approximately $224,000 in TMW net revenue and approximately $31,000 in net revenue from rental operations during the three months ended March 31, 2023. We had approximately $650,000 in revenue, comprising approximately $488,000 in net revenue from the sales of our vehicles, approximately $122,000 in TMW net revenue and approximately $40,000 in net revenue from used vehicles, rental fees, parts, delivery fees, merchandise and outside metal fabrication during the three months ended March 31, 2022.

Cost of Goods Sold (“COGS”)

Cost of goods sold decreased by approximately $1,105,000 or 27%, primarily driven by the reduction in work force.

The Company had approximately $2,942,000 in COGS, comprising approximately $2,576,000 for FUV material and freight costs from the sale of our vehicles, $217,000 related to our rental operations, and $149,000 related to TMW during the three months ended March 31, 2023. Included in the manufacturing, labor and overhead costs are payroll and employee-related costs of approximately $684,000 while the remaining costs consist of consulting services, freight, and depreciation, among other things.

The Company had approximately $4,047,000 in COGS, comprising approximately $493,000 for FUV material and freight costs from the sale of our vehicles, $135,000 related to our rental operations, $91,000 related to TMW, $70,000 in warranty costs, $208,000 from an adjustment to inventory for purchase price variance and scrap, and approximately $3,050,000 in manufacturing, labor, and overhead, during the three months ended March 31, 2022. Included in the manufacturing, labor and overhead costs are payroll and employee-related costs of $1,900,000 while the remaining costs consist of consulting services, freight, and depreciation, among other things.

Operating Expenses

Research and Development (“R&D”) Expenses

R&D expenses decreased by $2,891,000 or 74% during the three months ended March 31, 2023 as compared to the same period last year primarily due to the reduction in workforce and a reduction in consulting services. R&D expenses for the three months ended March 31, 2023 and 2022 were approximately $1,016,000 and $3,907,000, respectively.

Sales and Marketing (“S&M”) Expenses

S&M expenses for the three months ended March 31, 2023 and 2022 were approximately $1,435,000 and $2,927,000, respectively. The primary reasons for the decrease in S&M expenses during the three months ended March 31, 2023 of approximately $1,492,000, or 51%, as compared to the prior period were the reduction in work force and a reduction in advertising expenses.

General and Administrative (“G&A”) Expenses

G&A expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the three months ended March 31, 2023 were approximately $3,213,000 as compared to approximately $2,699,000 for the same period last year, representing an increase of approximately $514,000, or 19%. The increase was primarily due to, among other things, an increase in accounting and legal fees related to fundraising efforts.

Unrealized Gain on Convertible Note, Mortgage Loan and Warrants

We recorded an unrealized gain of approximately $4,686,000 as a result of the mark-to-market to fair value for our convertible notes, mortgage loan and warrant liabilities in accordance with the election of the fair value option under ASC 825-10.

Other (income) expense, net

Other (income) expense, net for the three months ended March 31, 2023 was approximately $1,073,000, as compared to $(25,000) during the three months ended March 31, 2022. The increase in expense was due to $600,000 related to the loan fee on the Mortgage Loan and approximately $506,000 related to offering costs for liability classified warrants.

Loss on debt extinguishment

Loss on debt extinguishment for the three months ended March 31, 2023 was approximately $2,926,000 related to the extinguishment of the September 2022 Convertible Note.

Interest Expense

Interest expense for the three months ended March 31, 2023 was approximately $101,000, as compared to $50,000 during the three months ended March 31, 2022. The increase in interest expense was due to payments made on the September 2022 Note.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash outflows to support the growth of our business in areas such as R&D, S&M and G&A expenses. Our operating cash flows are also affected by our working capital needs to support personnel related expenditures, accounts payable, inventory purchases and other current assets and liabilities.

During the three months ended March 31, 2023 cash used in operating activities was approximately $5,333,000, which included a net loss of approximately $6,891,000, non-cash charges of $1,826,000 and changes in net working capital and other items that contributed to cash and cash equivalent reduction of approximately $268,000. Our net loss was primarily due to, among other things, sales volume not currently commensurate to operating expenses.

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

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the three months ended March 31, 2023, we received approximately $455,000 from the sale of property and equipment.

During the three months ended March 31, 2023 and 2022, we paid approximately $8,000 and $1,486,000, respectively, to purchase property and equipment in anticipation of our future production growth.

Cash Flows from Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was approximately $8,202,000 compared to net cash provided by financing activities of approximately $3,214,000 during the three months ended March 31, 2022. Cash flows provided by financing activities during the three months ended March 31, 2023 comprised of proceeds from the issuance of common stock and warrants through our registered offerings of approximately $11,067,000 (net of offering costs of approximately $933,000), proceeds from mortgage loan of approximately $5,500,000, reduced by debt issuance costs of approximately $600,000 payments on capital lease obligations and equipment notes of approximately $265,000 and repayment of convertible notes of $7,500,000.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Refer to Item 9A. Controls and Procedures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the period ended March 31, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company does not currently have any material litigation matters to disclose.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1(a)	Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(a)	March 29, 2019
3.1(b)	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Arcimoto, Inc	10-K	001-38213	3.1(b)	March 29, 2019
3.2	Second Amended and Restated Bylaws of Arcimoto, Inc	1-A	024-10710	2.2	August 8, 2017
4.1	Form of Pre-Funded Warrant	8-K	001-38213	4.1	January 17, 2023
4.2	Form of Common Warrant	8-K	001-38213	4.2	January 17, 2023
10.1	Loan Agreement by and between Arcimoto Property Holding Company, LLC, and HRE FUV Lending, LLC dated February 17, 2023	8-K	001-38213	10.1	February 22, 2023
10.2	Promissory Note dated February 17, 2023 made by Arcimoto Property Holding Company, LLC, payable to HRE FUV Lending, LLC in the maximum principal amount of $6,000,000	8-K	001-38213	10.2	February 22, 2023
10.3	Sole Member Guaranty dated as of February 17, 2023 made by APHC Holdings, LLC, in favor of HRE FUV Lending, LLC	8-K	001-38213	10.3	February 22, 2023
10.4	Limited Recourse Carve-Out Guaranty dated as of February 17, 2023 by Arcimoto, Inc., in favor of HRE FUV Lending, LLC	8-K	001-38213	10.4	February 22, 2023
10.5	Form of Securities Purchase Agreement	8-K	001-38213	10.5	January 19, 2023
10.6	Form of Lock-Up Agreement	8-K	001-38213	10.6	January 19, 2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.
Date: May 22, 2023	By:	/s/ Christopher W. Dawson
Name: Christopher W. Dawson Title: Chief Executive Officer

Date: May 22, 2023	By:	/s/ Christina J. Cook
Name: Christina J. Cook Title: Chief Financial Officer