Form 10-Q
period 2023-06-30
Arcimoto Inc
filed 2023-08-10
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 9, 2023, there were approximately 8,805,897 shares of the registrant’s common stock issued and outstanding.

ARCIMOTO, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

i

ARCIMOTO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,346,048	$462,753
Accounts receivable, net	98,409	262,643
Inventory	11,056,862	12,324,017
Prepaid inventory	1,746,952	1,439,060
Other current assets	970,199	1,594,218
Total current assets	15,218,470	16,082,691

Property and equipment, net	28,159,603	29,822,794
Intangible assets, net	8,623,089	9,045,290
Operating lease right-of-use assets	996,999	1,336,826
Security deposits	134,963	120,431
Total assets	$53,133,124	$56,408,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$6,007,456	$7,668,359
Accrued liabilities	890,030	455,808
Customer deposits	789,860	962,346
Mortgage loan	7,590,085	—
Short-term convertible note	—	5,639,231
Notes payable - related party	250,000	—
Warrant liabilities	7,829,500	374,474
Current portion of finance lease obligations	401,917	441,523
Current portion of equipment notes payable	351,966	388,940
Current portion of warranty reserve	639,776	519,889
Current portion of deferred revenue	99,697	207,556
Current portion of operating lease liabilities	563,781	666,542
Total current liabilities	25,414,068	17,324,668

Finance lease obligations	1,061,557	858,488
Equipment notes payable	788,402	962,351
Convertible note issued to related party	4,604,130	4,887,690
Warranty reserve	330,672	264,748
Operating lease liabilities	495,600	744,142
Total long-term liabilities	7,280,361	7,717,419

Total liabilities	32,694,429	25,042,087

Commitments and contingencies (Note 12)

Stockholders’ equity:
Series A-1 Preferred Stock, no par value, 1,500,000 authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class C Preferred Stock, no par value, 2,000,000 authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Preferred Stock, no par value, 1,500,000 authorized, none issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common Stock, no par value, 200,000,000 shares authorized; 8,805,897 and 3,209,838 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	191,778,708	184,682,027
Additional paid-in capital	15,630,758	13,555,718
Accumulated deficit	(186,970,771)	(166,871,800)
Total stockholders’ equity	20,438,695	31,365,945

Total liabilities and stockholders’ equity	$53,133,124	$56,408,032

See accompanying notes to condensed consolidated financial statements.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$1,760,346	$1,499,341	$3,113,874	$2,149,574
Cost of goods sold	3,523,909	6,104,337	6,465,739	10,151,609
Gross loss	(1,763,563)	(4,604,996)	(3,351,865)	(8,002,035)

Operating expenses:
Research and development	1,537,695	3,716,431	2,553,468	7,623,016
Sales and marketing	1,486,376	3,070,280	2,920,918	5,996,785
General and administrative	2,503,284	3,785,661	5,715,954	6,484,614
Loss (gain) on sale of asset	(3,150)	—	221,741	—
Total operating expenses	5,524,205	10,572,372	11,412,081	20,104,415

Loss from operations	(7,287,768)	(15,177,368)	(14,763,946)	(28,106,450)

Other (income) expense:
Interest expense	210,687	124,171	311,786	173,906
Financing costs	4,138,027	—	5,243,824	—
Unrealized (gain) loss on convertible notes, mortgage loan and warrants fair value	1,516,506	2,145,540	(3,169,138)	2,145,540
Other (income) expense, net	48,419	(45,937)	15,901	(71,196)
Loss on debt extinguishment	—	—	2,925,610	—
Total other (income) expense	5,913,639	2,223,774	5,327,983	2,248,250

Loss before income tax expense	(13,201,407)	(17,401,142)	(20,091,929)	(30,354,700)
Income tax expense	(7,042)	(3,200)	(7,042)	(3,200)
Net loss	$(13,208,449)	$(17,404,342)	$(20,098,971)	$(30,357,900)

Weighted average common shares - basic and diluted	7,733,452	1,978,666	7,124,307	1,938,729
Net loss per common share - basic and diluted	$(1.71)	$(8.80)	$(2.82)	$(15.66)

See accompanying notes to condensed consolidated financial statements.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at March 31, 2022	1,911,285	$154,283,555	$8,434,961	$(116,945,960)	$45,772,556
Issuance of common stock for cash, net of offering costs of $392,960	175,305	12,602,091	—	—	12,602,091
Issuance of common stock for RSU, net of tax	460	46,746	(76,200)	—	(29,454)
Common stock to external consultant	200	—	23,115	—	23,115
Equity awards issued to external consultants	—	—	351,572	—	351,572
Exercise of warrants	400	20,000	—	—	20,000
Exercise of stock options	889	47,570	(17,179)	—	30,391
Stock-based compensation	—	—	1,812,019	—	1,812,019
Net loss	—	—	—	(17,404,342)	(17,404,342)
Balance at June 30, 2022	2,088,539	$166,999,962	$10,528,288	$(134,350,302)	$43,177,948

Balance at March 31, 2023	7,333,449	$189,415,794	$14,696,255	$(173,762,322)	$30,349,727
Issuance of common stock for cash, net of offering costs of $427,304	1,467,648	2,362,914	—	—	2,362,914
Issuance of common stock for RSU, net of tax	4,800	—	—	—	—
Stock-based compensation	—	—	934,503	—	934,503
Net loss	—	—	—	(13,208,449)	(13,208,449)
Balance at June 30, 2023	8,805,897	$191,778,708	$15,630,758	$(186,970,771)	$20,438,695

See accompanying notes to condensed consolidated financial statements.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2021	1,882,180	$150,502,566	$7,038,124	$(103,992,402)	$53,548,288
Issuance of common stock for cash, net of offering costs of $597,723	203,320	16,315,741	—	—	16,315,741
Issuance of common stock for RSU, net of tax	460	46,746	(76,200)	—	(29,454)
Common stock to external consultant	200	—	23,115	—	23,115
Equity awards issued to external consultants	—	—	351,572	—	351,572
Exercise of warrants	400	20,000	—	—	20,000
Exercise of stock options	1,979	114,909	(31,453)	—	83,456
Stock-based compensation	—	—	3,223,130	—	3,223,130
Net loss	—	—	—	(30,357,900)	(30,357,900)
Balance at June 30, 2022	2,088,539	$166,999,962	$10,528,288	$(134,350,302)	$43,177,948

Balance at December 31, 2022	3,209,838	$184,682,027	$13,555,718	$(166,871,800)	$31,365,945
Issuance of common stock for cash, net of offering costs of $427,304	4,767,647	5,984,111	—	—	5,984,111
Issuance of common stock for partial payment of convertible note	123,612	1,112,500	—	—	1,112,500
Issuance of common stock for RSU, net of tax	4,800	—	—	—	—
Exercise of warrants	700,000	70	—	—	70
Stock-based compensation	—	—	2,075,040	—	2,075,040
Net loss	—	—	—	(20,098,971)	(20,098,971)
Balance at June 30, 2023	8,805,897	$191,778,708	$15,630,758	$(186,970,771)	$20,438,695

See accompanying notes to condensed consolidated financial statements.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(20,098,971)	$(30,357,900)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,803,104	1,727,863
Non-cash operating lease costs	339,827	281,405
Non-cash financing costs	3,767,288	—
Non-cash offering costs	95,740	—
Interest expense paid in common stock	31,839	—
Debt issuance costs expensed - mortgage loan	600,000	—
Warrant issuance costs - expensed	780,796	—
Loss on extinguishment of debt	2,925,610	—
Unrealized loss (gain) on convertible notes, mortgage loan and warrants fair value	(3,169,138)	2,145,540
Common stock to external consultant	—	23,115
Equity awards issued to external consultants	—	351,572
Stock-based compensation	2,075,040	3,223,130
Loss on disposal of asset	221,741	—
Changes in operating assets and liabilities
Accounts receivable	164,234	(196,324)
Inventory	1,667,366	(3,584,362)
Prepaid inventory	(307,892)	(111,543)
Other current assets	624,019	(291,630)
Accounts payable	(1,661,630)	200,797
Accrued liabilities	434,222	410,932
Customer deposits	(172,486)	261,790
Operating lease liabilities	(351,303)	(284,946)
Warranty reserve	185,811	119,419
Deferred revenue	(107,859)	(24,030)
Net cash used in operating activities	(10,152,642)	(26,105,172)

INVESTING ACTIVITIES
Purchase of property and equipment	(327,088)	(5,608,086)
Refund from return of equipment	455,142	—
Security deposits	(14,532)	—
Net cash provided by (used in) investing activities	113,522	(5,608,086)

FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	14,494,896	16,913,464
Payment of offering costs	(1,208,100)	(597,723)
Proceeds from notes payable - related party	500,000	—
Payment of notes payable - related party	(250,000)	—
Proceeds from the exercise of warrants	70	20,000
Proceeds from mortgage loan	6,000,000	—
Proceeds from convertible note	—	4,500,000
Debt issuance costs - mortgage loan	(600,000)	—
Proceeds from the exercise of stock options	—	83,456
Payment on finance lease obligations	(303,528)	(194,660)
Payment of equipment notes	(210,923)	(245,451)
Proceeds from equipment notes	—	65,243
Payment of convertible note	(7,500,000)	—
Payment of notes payable	—	(789,367)
Net cash provided by financing activities	10,922,415	19,754,962

Net cash and cash equivalents (decrease)/increase for period	883,295	(11,958,296)
Cash and cash equivalents at beginning of period	462,753	16,971,320
Cash and cash equivalents at end of period	$1,346,048	$5,013,024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$55,520	$98,524
Cash paid during the period for income taxes	$7,042	$150

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable for purchase of property and equipment	$727	$522,198
Notes payable and accrued interest converted to common stock	$1,112,500	$—
Transfers from FUV Rental Fleet to Inventory	$400,211	$—
Equipment acquired through finance leases	$466,991	$69,000

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1-for-20 Reverse Stock Split

On November 11, 2022, the Board of Directors approved a reverse stock split of 1-for-20. This action enabled the Company to access additional funds for operational needs by maintaining its listing requirements. The 1-for-20 reverse stock split decreased the number of outstanding shares and increased net loss per common share. All per share and share amounts presented have been retroactively adjusted for the effect of this reverse stock split for all periods presented.

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

On January 14, 2022 the Company entered into an agreement with Canaccord Genuity LLC (“Canaccord”) to raise the at-the-market (“ATM”) offering amount to $100,000,000, and on October 4, 2022, the Company signed an equity line of credit (“ELOC”) agreement with Tumim Stone Capital LLC whereby the investor will provide up to $50,000,000 of financing with certain restrictions. On January 18, 2023, the Company obtained additional funds totaling $12.0 million via a confidentially marketed public equity offering. Due to the terms of this offering, the Company is restricted from variable rate transactions and, thus, unable to utilize the ATM and ELOC to raise additional capital for a period of one year from January 18, 2023, the date the Prospectus Supplement was filed. The terms of this offering also restricted equity transactions for a period of 90 days unless approved by more than 50% of the investors in the offering filed on January 18, 2023. After that 90 day period, the Company became able to offer to sell its securities in a public offering under its S-3 registration. However, this ability to obtain additional financing is dependent on the price and volume of the Company’s common stock and may be further restricted by certain Securities and Exchange Commission (“SEC”) rules that limit the number of shares the Company is able to sell under its Form S-3 registration statement.

During 2023, the Company obtained a loan that is secured by the Company’s land and buildings as disclosed in Note 6 - Mortgage Loan. The principal amount of this loan is $6,000,000 and includes a discount of $600,000. The interest rate on this loan is 20% and the loan was originally due in August 2023 unless an additional six-month extension is granted. The extension can only be granted under certain conditions, which include, in part, payment of all accrued interest and a facility fee of $300,000 and that no event or potential event of a default exists. On July 14, 2023, the Company was granted an additional six-month extension and the loan is now due in February 2024 (see Note 15 Subsequent Events). The Company also received a $500,000 loan from a related party in May 2023 and raised approximately $2,300,000, net of fees, from a registered direct offering in June 2023. Furthermore, the Company’s accounts payable balance is approximately $8,200,000 at August 9, 2023, of which a significant amount is more than 30 days past due.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Management has evaluated these conditions and concluded that they raise substantial doubt about the Company’s ability to continue as a going concern for at least a period of one year from the issuance of these unaudited financial statements. Management has initiated a series of actions to alleviate the Company’s financial situation: (1) reducing headcount significantly via lay-offs and an unpaid furlough program that started at the beginning of the fourth quarter of 2022 and may likely continue into the foreseeable future; (2) temporarily suspending production in the first quarter of 2023 in order to relocate operations to a new facility and focus purchases on the minimum needed to resume production, which was resumed in February 2023; (3) negotiating payment plans with the Company’s vendors that are critical to the Company’s operations; and (4) monetizing assets that may not be critical to the core business. Management also plans to pursue other financing solutions through the credit and equity markets. There can be no assurance that the Company will be able to secure such additional financing or, if available, that it will be on favorable terms or that the Company will be able to sufficiently reduce costs for any such additional financing to meet its needs. Therefore, the plans cannot be deemed probable of being implemented. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2023, and the results of its operations for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. Results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2023.

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and its related disclosures. Actual amounts could differ materially from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”)) or net realizable value. Inventories consist mainly of purchased electric motors, electrical storage and transmission equipment, and component parts. Raw materials include parts that have been sub-assembled and manufactured parts.

	June 30, 2023	December 31, 2022
Raw materials	$10,036,060	$11,491,555
Work in progress	142,924	—
Finished goods	877,878	832,462
Total	$11,056,862	$12,324,017

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company is required to remit partial prepayments for some purchases of its inventories acquired from overseas vendors which are included in prepaid inventory. The Company is currently selling vehicles below the base cost of a finished unit. Accordingly, the Company expensed all labor and overhead as period costs and recorded an allowance to reduce certain inventories to net realizable value of approximately $948,000 and $1,280,000 as of June 30, 2023 and December 31, 2022, respectively. The amount expensed for all labor and overhead was approximately $3,456,000 and $7,073,000 for the six months ended June 30, 2023 and 2022, respectively, and $1,836,000 and $4,024,000 for the three months ended June 30, 2023 and 2022, respectively.

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

During the three and six months ended June 30, 2023 and 2022, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below calculated using the Treasury Stock Method for options and other instruments and the If-Converted Method for convertible notes, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options and other instruments under the 2012, 2015, 2018, and 2022 Plans to purchase common stock	—	40,708	—	53,350
Conversion of convertible notes, if-converted method	58,126	38,368	58,126	13,991
Total	58,126	79,076	58,126	67,341

All options and warrants were excluded from the table above as they are out of the money.

Convertible Notes, Mortgage Loan and Warrants

We have elected the fair value option under ASC 825-10-25 to account for the $4,500,000 and $10,000,000 convertible notes, as well as the mortgage loan and warrants. We have utilized a binomial lattice methodology in estimating the fair values of the convertible notes. The mortgage loan fair value was estimated using a discounted cash flow model. The warrant fair values were estimated using a Black Scholes model. The fair value measurements are classified as Level 2 under the fair value hierarchy as provided by ASC 820, “Fair Value Measurement”. The fair valuation of these convertible notes, mortgage loan and warrants use inputs other than quoted prices that are observable either directly or indirectly. Under this option, changes in fair value are recorded as unrealized gain/loss on convertible notes, mortgage loan and warrants fair value in the Condensed Consolidated Statements of Operations.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 3: PROPERTY AND EQUIPMENT

As of June 30, 2023 and December 31, 2022, the Company’s property and equipment consisted of the following:

	June 30, 2023	December 31, 2022
Land	$4,743,526	$4,743,526
Buildings	8,006,474	8,006,474
Machinery and equipment	9,496,537	8,443,047
Fixed assets in process	7,875,370	8,569,163
Leasehold improvements	1,193,771	1,193,771
FUV fleet	645,818	1,089,888
FUV rental fleet	1,994,281	2,646,379
Computer equipment and software	226,915	226,915
Vehicles	748,707	748,707
Furniture and fixtures	52,007	52,007
Total property and equipment	34,983,406	35,719,877
Less: Accumulated depreciation	(6,823,803)	(5,897,083)
Total	$28,159,603	$29,822,794

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

Depreciation expense was approximately $677,000 and $1,381,000 during the three and six months ended June 30, 2023 and $810,000 and $1,307,000 during the three and six months ended June 30, 2022, respectively.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

		June 30, 2023
	Estimated Useful Life (Years)	Gross Carrying Amount at June 30, 2023	Accumulated Amortization	Net Book Value
Tradename and trademarks	14	$2,052,000	$(346,794)	$1,705,206
Proprietary technology	13	7,010,000	(1,296,722)	5,713,278
Customer relationships	10	1,586,000	(381,395)	1,204,605
		$10,648,000	$(2,024,911)	$8,623,089

		December 31, 2022
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2022	Accumulated Amortization	Net Book Value
Tradename and trademarks	14	$2,052,000	$(273,508)	$1,778,492
Proprietary technology	13	7,010,000	(1,027,107)	5,982,893
Customer relationships	10	1,586,000	(302,095)	1,283,905
		$10,648,000	$(1,602,710)	$9,045,290

Amortization expense was approximately $211,000 and $422,000 during the three and six months ended June 30, 2023 and approximately $210,000 and $421,000 during the three and six months ended June 30, 2022, respectively.

NOTE 5: CUSTOMER DEPOSITS

The Company has received refundable customer pre-orders ranging from $100 to $500 per vehicle for purposes of securing a place in a line to order its utility vehicle. As of June 30, 2023 and December 31, 2022, these refundable pre-orders total $402,100 and $410,000, respectively. In addition, the Company also received non-refundable customer deposits of $2,500, which was reduced to $500 during the quarter ended June 30, 2022, that are required for the Company to start production of their vehicles. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their pre-orders will no longer be refundable and additional deposit required must be paid prior to the start of the manufacturing process. As of June 30, 2023 and December 31, 2022, these non-refundable deposits total $170,100 and $268,300, respectively and are presented as Customer Deposits on the Company’s Condensed Consolidated Balance Sheets.

The Company has also received approximately $68,000 and $112,000 of refundable deposits related to its TMW product line as of June 30, 2023 and December 31, 2022, respectively. The Company also receives non-refundable deposits as final payment prior to delivery of the final product. These non-refundable deposits total approximately $28,200 and $51,400 as of June 30, 2023 and December 31, 2022, respectively, and are presented as Customer Deposits on the Company’s Condensed Consolidated Balance Sheets.

During the second quarter of 2022, the Company began to receive refundable deposits of $100 per unit for the recently announced Mean-Lean-Machine (“MLM”), the electric tilting trike. As of June 30, 2023 and December 31, 2022, the balance of such deposits was $121,400 and $120,600, respectively and are included as part of Customer Deposits on the Company’s Condensed Consolidated Balance Sheets.

As of June 30, 2023 and December 31, 2022, the Company’s balance of deposits received was approximately $789,800 and $962,300, respectively. Deposits are included in current liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company also has customer deposits from its employees. However, the balances of these deposits as of June 30, 2023 and December 31, 2022 are not material.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 6: MORTGAGE LOAN

On February 17, 2023, the Company’s wholly-owned subsidiary, Arcimoto Property Holding Company, LLC (“Borrower”) entered into a loan (“Mortgage Loan”) with HRE FUV Lending, LLC (the “Lender”) and issued a related Promissory Note (the “Note”) payable to the Lender. Pursuant to the Mortgage Loan and the Note, the Borrower is receiving a $6,000,000 loan secured by all the real properties of the Borrower and all equity interests of Borrower. The loan (i) has an initial term of six months with the possibility of a further six month extension upon the satisfaction of certain conditions; (ii) has an interest rate equal to 20% per annum of the first six months (with the possibility of retroactive reduction to 10% if repaid in full within such six (6) months without an event of default having occurred) and zero percent (0%) per annum for the six (6) month extension period; (iii) requires an upfront fee to Lender of $600,000 on the date the loan is made (and an additional facility fee to Lender of $300,000 if the loan is not repaid in full within the first six (6) months or if an event of default occurs); (iv) requires that, in the event of prepayment, a minimum of $600,000 in interest must have been paid (with the possibility of reduction to $300,000 if repaid in full within the first six (6) months if no event of default has occurred); (v) provides that $500,000 of the loan amount is retained as a holdback by Lender for disbursement to Borrower only after certain construction is completed at the real property and the cost of such construction is paid in full by Borrower; (vi) contemplates an increase in the interest rate if an event of default occurs; (vii) is fully guaranteed by Holdings and is subject to a limited recourse guaranty by the Company. The $500,000 holdback was received by the Company during the quarter ended June 30, 2023. On July 14, 2023, the Company extended the maturity date of the loan six months to February 2024.

The Company elected to account for this mortgage loan using the fair value option. In estimating the fair value of this debt, a discounted cash flows model was used. The note’s fair value measurement is classified as Level 2 under the fair value hierarchy as provided by ASC 820, “Fair Value Measurement.” The fair valuation of this mortgage loan uses inputs other than quoted prices that are observable either directly or indirectly in a discounted cash flows model. Under this option, changes in fair value of the debt are recorded as an unrealized loss on mortgage loan fair value in the Condensed Consolidated Statements of Operations at inception of $336,194. For the three and six months ended June 30, 2023 the Company recorded an unrealized loss of $1,367,125 and $1,590,085, respectively. The fair value of the loan was $7,590,085 as of June 30, 2023. The Company recorded the $600,000 upfront fee to lender as financing costs in the Statement of Operations.

NOTE 7: EQUIPMENT NOTES PAYABLE

As of June 30, 2023, the Company has financed a total of approximately $1,936,000 of its capital equipment purchases with notes payable having monthly payments ranging from approximately $300 to $12,000, repayment terms ranging from 60 to 72 months, and effective interest rates ranging from 1.99% to 9.90%. Monthly payments for all equipment financing notes payable as of June 30, 2023 are approximately $36,300. These equipment notes mature ranging from November 2023 through May 2028. The balance of equipment financing notes payable was approximately $1,140,000 and $1,351,000 as of June 30, 2023 and December 31, 2022, respectively.

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

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The components of operating lease expense recorded in the condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$195,808	$183,514	$391,616	$355,979
Short-term lease cost	24,818	34,520	67,497	52,251
Total lease cost	$220,626	$218,034	$459,113	$408,230

Variable lease cost for the three and six months ended June 30, 2023 and 2022 was not material.

Right of use assets and lease liabilities for operating leases were recorded in the condensed consolidated balance sheets as follows:

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$996,999	$1,336,826

Operating lease liabilities, current	$563,781	$666,542
Operating lease liabilities, long-term	495,600	744,142
Total operating lease liabilities	$1,059,381	$1,410,684

The weighted-average remaining lease term for operating leases was 2.02 years and the weighted-average incremental borrowing rate was 8.7% as of June 30, 2023.

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$202,199	$186,887	$403,092	$360,396

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2023, future minimum lease payments required under operating leases are as follows:

2023 (Remainder)	$353,195
2024	511,786
2025	230,858
2026	58,433
2027	—
Thereafter	—
Total minimum lease payments	1,154,272
Less: imputed interest	(94,891)
Total	$1,059,381

Finance Leases

As of June 30, 2023, the Company has financed through lease agreements a total of approximately $2,211,000 of its capital equipment purchases with monthly payments ranging from approximately $1,500 to $14,000, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 2.67% to 8.51%. Monthly lease payments for all finance leases as of June 30, 2023, are approximately $61,000. These lease obligations mature ranging from August 2023 through February 2028 and are secured by approximately $3,901,000 in underlying assets which have approximately $879,000 in accumulated depreciation as of June 30, 2023. The balance of finance lease obligations was approximately $1,463,474 and $1,300,011 as of June 30, 2023, and December 31, 2022, respectively.

Right of use assets and lease liabilities for finance leases were recorded in the condensed consolidated balance sheets as follows:

	June 30, 2023	December 31, 2022
Property and equipment, net	$3,021,927	$2,672,177

Finance lease liabilities, current	$401,917	$441,523
Finance lease liabilities, long-term	1,061,557	858,488
Total finance lease liabilities	$1,463,474	$1,300,011

The weighted-average remaining lease term for finance leases was 3.56 years and the weighted-average incremental borrowing rate was 4.55% as of June 30, 2023.

Supplemental cash flow information related to the Company’s finance leases was as follows:

	Six Months Ended June 30,
	2023	2022
Operating cash flows from finance leases	$(42,475)	$29,978
Financing cash flows from finance leases	$(303,528)	$(194,660)

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Amortization and interest expense information related to the Company’s finance leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense	$73,871	$50,143	$130,082	$95,105

Interest expense	$23,169	$14,703	$42,475	$29,979

As of June 30, 2023, future minimum lease payments required under finance leases are as follows:

2023 (Remainder)	$245,226
2024	463,547
2025	463,547
2026	327,444
2027	110,937
Thereafter	18,490
Total minimum lease payments	$1,629,191
Less: imputed interest	(165,717)
Total	$1,463,474

NOTE 9: CONVERTIBLE NOTES

$4,500,000 Convertible Promissory Note (“April 2022 Note”)

On April 25, 2022, the Company (“Debtor”) entered into a $4,500,000 convertible promissory note agreement with Ducera Investments LLC - 2022 Series A (“Creditor”) whereby the Debtor agrees to pay the Creditor the amount borrowed plus interest accrued at an annual rate of 10% compounded quarterly. Subject to certain conditions, interest on the promissory note accrues as additional principal. The term of the April 2022 Note is five years unless conversion privileges are exercised. Conversion can occur at the option of the Creditor, the Debtor or upon maturity and is described below:

(i) The Creditor has the option to convert the promissory note at any time prior to the maturity date, in full or in part, into the number of shares of common stock (“Common Stock”), no par value, of the Company equal to the amount determined by dividing the principal amount of this note plus the accrued interest by $140.00 ($7.00 - pre reverse split), subject to adjustment (as adjusted, the “Conversion Price”); (ii) at any time prior to the maturity date, the Debtor may convert the note, in full or in part, at the Conversion Price provided that, in order to exercise the conversion, the closing share price of the Common Stock on the Nasdaq Stock Market LLC (the “Closing Share Price”) for the thirty (30) consecutive trading days prior to, and including, the conversion date exceeds the per share price required to provide the Creditor with shares having a market value of at least 4.5 times $4,500,000 upon conversion; and (iii) if none of a Creditor’s election to convert shares or the Company’s election to convert shares has occurred, then upon the maturity date, the outstanding principal plus accrued interest on the note shall convert into shares of the common stock at the lesser of the Conversion Price and the greater of (x) the per share price required to provide the Creditor with shares having a market value of at least 4 times $4,500,000, and (y) $86.60 (the “Floor Conversion Price”) ($4.33 pre reverse split). In the event that the notes are converted at the Floor Conversion Price, the Company shall also pay to the Creditor on the maturity date a cash payment equal to (x) the principal amount of the note at the maturity date minus (y) the Converted Equity Market Value (as defined below) divided by 4. “Converted Equity Market Value” means the value of the shares of common stock delivered to the Creditor based on a share price equal to the lower of: (i) 10-day volume weighted average price of the common stock for the 10-days immediately prior to, but excluding, the maturity date and (ii) the Closing Share Price on the day immediately prior to the maturity date.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Arcimoto has elected to measure the note at fair value. In estimating the fair value of this debt, a binomial lattice model was used. The required inputs include the risk-free rate, the Company’s stock volatility, stock price on valuation date, and a risk premium. The note’s fair value measurement is classified as Level 2 under the fair value hierarchy as provided by ASC 820, “Fair Value Measurement.” The fair valuation of this convertible note uses inputs other than quoted prices that are observable either directly or indirectly. Under this option, changes in fair value of the convertible debt are recorded as an unrealized gain or loss on convertible note fair value in the Condensed Consolidated Statements of Operations. As a result, the Company recorded an unrealized (loss) gain of $(534,030) and $283,560 for the three and six months ended June 30, 2023, and $(2,145,540) for both the three and six months ended June 30, 2022, respectively. The balance on this note is $4,604,130 and $4,887,690 at June 30, 2023 and December 31, 2022, respectively, and is classified as a long-term liability on the Company’s Condensed Consolidated Balance Sheets.

$10,000,000 Senior Secured Convertible Note ( “September 2022 Note”)

On August 31, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with a third-party investor (the “Buyer” or the “Holder”). Under the terms of the SPA, the Company will issue to the Buyer the notes and warrants pursuant to a currently effective shelf registration statement on Form S-3, which has sufficient availability for the issuance of the securities on each closing date.

Under the SPA, the Company authorized the issuance of one or more series of senior secured convertible notes of the Company, in the aggregate original principal amount of $20,000,000. Such notes shall be convertible into shares of common stock, no par value per share, of the Company. Further, the Company authorized the issuance of warrants to acquire up to an aggregate of 25,000 shares of common stock. The notes will rank senior to all outstanding and future indebtedness of the Company and its subsidiaries and will be secured by a second priority perfected security interest in all of the existing and future assets of the Company and its direct and indirect subsidiaries, if any, including a pledge of all of the capital stock of each of the subsidiaries.

On September 1, 2022 (the “Issuance Date”), one note (the “September 2022 Note”) in the amount of $10,000,000 with 25,000 accompanying warrants (the “Warrants”) were issued to the Buyer. The issuance of the remaining $10,000,000 requires shareholder approval in accordance with NASDAQ listing requirements. The September 2022 Note was issued with a principal amount of $10,000,000 and an original issue discount of $600,000, payable in 24 periodic installments with a coupon rate of 6%, and with a maturity date of September 1, 2024. At the option of the Company, periodic installments can be paid in either cash or common stock (at an 8% discount) to the Holder. Payments in cash are subject to an additional premium and are recorded as additional interest expense. In the event of a default, the interest rate is increased to 15%, which is the default rate. At any time on or after the Issuance Date, the Holder is entitled to convert any unpaid principal plus accrued interest at a conversion price of $5.00 per share. The SPA also provides for the Holder to require payment of principal and unpaid interest up to four times per period. This provision allows the September 2022 Note to be settled in full over a six-month period at the Holder’s option. In addition, a certain percentage of cash received from issuances of shares in conjunction with the ATM discussed in Note 2 - Summary of Significant Accounting Policies will be used to pay down the principal of the September 2022 Note.

The Warrants are exercisable at any time or times on or after the six month and one day anniversary of the Issuance Date. The Warrants expire on the fifth anniversary of the Issuance Date. The exercise price of each Warrant which is convertible to a share of common stock is $200.00.

The net proceeds of $9,400,000 (after discount) are bifurcated between the Warrants and the September 2022 Note. The amount allocated to the Warrants is $598,670, which is the fair value on the Issuance Date. The remaining amount (before debt issuance costs) of $8,801,330 is allocated to the September 2022 Note on the Issuance Date. The Company has elected to measure the note at fair value. In estimating the fair value of this debt, a binomial lattice model was used. The required inputs include the risk-free rate, the Company’s stock volatility, stock price on valuation date, and a risk premium. The note’s fair value measurement is classified as Level 2 under the fair value hierarchy as provided by ASC 820, “Fair Value Measurement.” Under this option, changes in fair value of the convertible debt are recorded as an unrealized gain or loss on convertible note fair value in the Condensed Consolidated Statements of Operations. As a result of this election, debt issuance costs incurred were approximately $232,669 and are expensed in Other expense/(income) on the Condensed Consolidated Statements of Operations. The Company also recorded an unrealized loss of zero and $15,820 for the three and six months ended June 30, 2023, respectively. The note was repaid in full on January 23, 2023 with a loss on extinguishment of $2,925,610 recognized for the difference between the carrying value of the note and unamortized discount and the payment made to satisfy the note. The balance of the September 2022 Note was $5,639,231 at December 31, 2022.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Warrants were recorded at fair value on the September 1, 2022 issuance date at $598,670 and are remeasured at fair value quarterly and are classified as a current liability on the Condensed Consolidated Balance Sheet. The Warrants were valued at June 30, 2023 using the Black-Scholes model with approximately a 4.67 year expected term, risk free interest rate of 4.15%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 116.5%. As a result, the Company recorded an unrealized (loss) gain of $(33,046) and $249,452 for the three and six months ended June 30, 2023, respectively. The balance of the Warrants at June 30, 2023 and December 31, 2022 is $125,022 and $374,474, respectively, and is recorded as Warrant liabilities in the current liabilities section of the Company’s Condensed Consolidated Balance Sheets.

NOTE 10: STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, no par value, of which 1,500,000 shares were designated as Series A-1 Preferred Stock, 2,000,000 are designated as Class C Preferred Stock, and 1,500,000 are undesignated Preferred Stock.

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

As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company has reserved a total of 363,577 and 378,296 shares of its common stock pursuant to the equity incentive plans (see Note 11 – Stock-Based Payments) as of June 30, 2023 and December 31, 2022, respectively. The Company has 363,577 and 278,296 stock units, options and warrants outstanding under these plans as of June 30, 2023 and December 31, 2022, respectively.

The Company has 7,033,825 shares and 25,000 shares of its common stock reserved for warrants issued outside of the equity incentive plans as of June 30, 2023 and December 31, 2022, respectively.

Exercise of Stock Options and Warrants

A total of 889 employee options, with an exercise price of $34.20 per share, were exercised for total proceeds to the Company of $30,391 during the three months ended June 30, 2022. A total of 1,978 employee options, with exercise prices ranging from $34.20 to $50.00 per share were exercised for total proceeds to the Company of $83,456 during the six months ended June 30, 2022. No employee options were exercised during the three and six months ended June 30, 2023.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

A total of 700,000 warrants were exercised with an exercise price of $0.0001 per share for total proceeds to the Company of $70 during the three and six months ended June 30, 2023. A total of 400 employee warrants, with an exercise price of $50.00 per share, were exercised for total proceeds to the Company of $20,000 during the three and six months ended June 30, 2022.

A total of 4,800 employee restricted stock units vested and were converted into common shares during the three and six months ended June 30, 2023. A total of 460 employee restricted stock units vested and were converted into common shares during the three and six months ended June 30, 2022.

Offerings of Common Stock and Warrants

2023 Purchase Agreements

On January 18, 2023, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain investors (collectively, the “Purchasers”). The Purchase Agreements provide for the sale and issuance by the Company of an aggregate of (i) 3,300,000 shares (the “Shares”) of the Company’s common stock, no par value per Share (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 700,000 shares of common stock and (iii) warrants (the “Common Warrants” and, together with the Shares and the Pre-Funded Warrants, the “Securities”) to purchase up to 4,000,000 shares of common stock. The offering price per Share and associated Common Warrants is $3.00. The offering price per Pre-Funded Warrant and associated Common Warrant is $2.9999.

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

The Pre-Funded Warrants are recorded at fair value on January 18, 2023 at $1,735,941. As the Pre-Funded Warrants were immediately exercised, the fair value is recorded in equity. The Common Warrants are recorded at fair value on January 18, 2023 at $7,951,393 and are remeasured at a fair value of $4,249,751 at June 30, 2023 and are classified as a current liability on the Condensed Consolidated Balance Sheet. As a result, the Company recorded an unrealized (loss) gain of $(122,694) and $3,701,642 for the three and six months ended June 30, 2023, respectively.

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

2023 Second Purchase Agreements

On June 12, 2023, the Company entered into securities purchase agreements (the “Second Purchase Agreements”) with certain investors (collectively, the “Purchasers”). The Second Purchase Agreements provide for the sale and issuance by the Company of an aggregate of 1,467,648 shares (the “Shares”) of the Company’s common stock, no par value per share (the “Common Stock”), in a registered direct offering and warrants (the “Warrants” and, together with the Shares, the “Securities”) to purchase up to 2,935,296 shares of Common Stock in a concurrent private placement (the transactions contemplated by the Second Purchase Agreements are referred to herein as the “Second Offering”). The offering price per Share and associated Warrant is $1.70. Each Warrant has an exercise price of $1.75 per share, will be exercisable six months after issuance subject to certain ownership limitations and will expire on the fifth anniversary of the date on which the Warrants become exercisable.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Second Offering resulted in gross proceeds to the Company of approximately $2.5 million. The net proceeds to the Company from the Second Offering were approximately $2.3 million, after deducting placement agent fees and expenses and offering expenses payable by the Company. The Company used $250,000 of the net proceeds from the offering to partially repay the Note payable - related party, and the remainder of the proceeds for working capital and general corporate purposes.

The Company paid the Placement Agent a cash fee equal to $275,000 which was 5.0% of the aggregate purchase price paid by all Purchasers in connection with the sale of the Securities, and warrants to purchase a number of shares of Common Stock equal to 5% of the Shares (the “Placement Agent Warrants”). The Company issued 73,529 Placement Agent Warrants. The Placement Agent Warrants have a five-year term, and are exercisable beginning six months after the closing of the Offering at a price of $1.87 per share. The Company recorded the aggregate placement agent fees as financing costs in the Statement of Operations.

The Warrants issued to the Purchasers are recorded at fair value on June 12, 2023 at $3,906,366 and are remeasured at a fair value of $3,495,168 at June 30, 2023 and are classified as a current liability on the Condensed Consolidated Balance Sheet. As the fair value of the Warrants was greater than the cash proceeds received from the offering, the Company recorded the excess of warrant fair value over proceeds received of $1,404,374 as financing costs. The 1,467,648 common shares issued in the offering had a fair value of $2,362,914. The fair value of the common shares issued were recorded as additional financing costs in the transaction because the aggregate fair value of the liability classified warrants and the common shares issued exceeded the offering proceeds. The Placement Agent Warrants are recorded at fair value on June 12, 2023 at $95,740 and are remeasured at a fair value of $85,320 at June 30, 2023 and are also classified as a current liability on the Condensed Consolidated Balance Sheet. As a result, the Company recorded an unrealized gain of $421,618 for the three and six months ended June 30, 2023 for the Warrants and Placement Agent Warrants.

2022 Offerings

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

We issued and sold 175,306 shares of common stock during the three months ended June 30, 2022, in connection with the Sales Agreement at per share prices between $64.60 and $97.80, resulting in net proceeds to the Company of $12,602,091 after subtracting offering expenses. We issued and sold 203,320 shares of common stock during the six months ended June 30, 2022, in connection with the Sales Agreement at per share prices between $64.60 and $143.60, resulting in net proceeds to the Company of $16,315,741 after subtracting offering expenses. There were no transactions during the three and six months ended June 30, 2023 under the Sales Agreement due to the one-year restrictions discussed in Note 2.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 11: STOCK-BASED PAYMENTS

The Company has common stock, common stock units, and common stock purchase options and warrants reserved pursuant to the 2022 Omnibus Stock Incentive Plan (“2022 Plan”), 2018 Omnibus Stock Incentive Plan (“2018 Plan”), and the Amended and Restated 2015 Stock Incentive Plan (“2015 Plan”).

Stock-based compensation, including stock options, warrants and stock issued for compensation and services is included in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$330,714	$576,650	$649,600	$971,077
Research and development	154,711	292,675	310,846	622,576
Sales and marketing	216,662	408,215	436,876	689,654
General and administrative	232,416	534,479	677,718	939,823
Total	$934,503	$1,812,019	$2,075,040	$3,223,130

2022 Omnibus Stock Incentive Plan

On July 29, 2022, Arcimoto’s shareholders approved the 2022 Omnibus Stock Incentive Plan (the “2022 Plan”). The Plan enables the Company to provide additional incentives or awards to Employees, Directors and Consultants. The maximum aggregate number of shares which may be issued pursuant to all awards is 100,000 shares. The 2022 Plan was amended on June 16, 2023 to increase the number of shares available for issuance to 1,600,000.

The 2022 Plan provides the Company the ability to grant shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or non-qualified stock options (“NQSOs”) and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. During the six months ended June 30, 2023, the Company issued 100,000 restricted stock awards under the plan, which vested immediately. There is no non-vested compensation expense as of June 30, 2023. Awards that are forfeited generally become available for grant under the 2022 Plan.

Stock-based compensation expense under the 2022 Plan for the three and six months ended June 30, 2023 was $82,122 and $258,923, respectively. There was no stock-based compensation expense under the 2022 Plan for the three and six months ended June 30, 2022.

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

The 2018 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or NQSOs and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of June 30, 2023, the Company had a remaining reserve of 222,339 shares of common stock under the 2018 Plan for outstanding grants. Since approval of the 2022 Plan, awards that are forfeited no longer become available for grant under the 2018 Plan.

Stock-based compensation expense under the 2018 Plan for the three and six months ended June 30, 2023 was $851,912 and $1,814,442, respectively. Stock-based compensation expense under the 2018 Plan for the three and six months ended June 30, 2022 was $1,809,842 and $3,202,222, respectively.

During the first half of 2022, unqualified and qualified options to purchase 67,565 shares of common stock were granted to employees and vendors/consultants under the 2018 Plan with a grant date fair value of approximately $5,803,000. The options were valued using the Black-Scholes option pricing model with approximately a 6.1 year expected term, risk free interest rate of 1.8%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 97.14%. These options vest over three years.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During the first half of 2022, 19,764 restricted stock were issued to certain personnel and outside consultants with a grant date fair value of approximately $1,406,000. These shares were valued by using the closing date of the Company’s stock price on the date of the grant. The majority of awards to external consultants vest over a one to three-year period except for 2,964 of the awarded units, which vested immediately upon issuance.

No options were granted or restricted stock issued during the first half of 2023 under the 2018 Plan.

Total compensation cost related to non-vested awards issued under the 2018 Plan not yet recognized as of June 30, 2023 was approximately $3,518,861 and will be recognized on a straight-line basis through July 2025 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

2015 Stock Incentive Plan

The 2015 Plan provides the Company the ability to grant to employees, directors, consultants, or advisors shares of common stock of the Company through the grant of options that are incentive stock options or NQSOs and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. 50,000 shares of common stock were authorized for issuance under the 2015 Plan. Since approval of the 2022 Plan, awards that are forfeited no longer become available for grant under the 2015 Plan. As of June 30, 2023, 25,688 shares of common stock were reserved for issuance pursuant to stock options that are outstanding.

Stock-based compensation expense under the 2015 Plan for the three and six months ended June 30, 2023 was $469 and $1,675, respectively. Stock-based compensation expense under the 2015 Plan for the three and six months ended June 30, 2022 was $2,177 and $20,908, respectively.

There is no non-vested compensation expense as June 30, 2023 as all awards were fully vested as of May 2023.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business. The Company has an accounting policy to record an accrual of legal costs on the basis of an estimate of future legal costs. As of June 30, 2023, the Company had no accrual for future legal costs.

NOTE 13: RELATED PARTY TRANSACTIONS

Arcimoto may, from time to time, sell to its management and employees at a discounted price. Sales to such parties for the three and six months ended June 30, 2023 were not material. Also, from time to time, the Company may make certain purchases from an entity owned by the former Chief Operating Officer. During the first half of 2023, the purchases were not material and the amount owed to the related party was zero at June 30, 2023.

On May 26, 2023, the Company entered into a $500,000 promissory note with a director of the Company (the “Related Party Note”). The principal was due and payable in cash on the earlier of (a) June 25, 2023; or (b) the date the Company raises third-party capital in an amount equal to or in excess of the principal (“Maturity Date”) in either cash or, at the option of the holder, in the event the Arcimoto issues convertible promissory notes in an offering led, or participated, by Ducera Investments LLC (“Ducera”) to third parties before the Maturity Date, in a convertible promissory note on the same terms as purchased by such third parties. On the Maturity Date, the Company will pay the holder a fixed interest amount of $75,000 in the Company’s common stock calculated based on the closing stock price on the Maturity Date.

The Related Party Note was amended on June 11, 2023. The amendment provided that if the promissory note becomes due because the Company raises third-party capital in an amount equal to or in excess of $500,000, the principal amount shall be paid 50% in cash and 50% in the Company’s common stock based on the closing stock price on the Maturity Date.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

On June 12, 2023, the Company completed an equity offering raise in excess of $500,000. The Related Party Note matured in connection with the offering, as described above, and was partially repaid with $250,000 in cash. The remaining principal balance and interest are to be settled by the issuance of 201,863 shares of Common Stock, which have not yet been issued.

On April 25, 2022, the Company entered into a $4,500,000 convertible promissory note agreement with Ducera, a related party because a partner at Ducera is also a member of the Company’s Board of Directors. Further disclosures are presented in Note 9 - Convertible Notes.

NOTE 14: SEGMENT REPORTING

Arcimoto has three reportable segments that are identified based on its product lines and services: fun utility vehicles (“FUV”), rental and TMW. The FUV segment consists of the sale of its electric vehicle product lines while the rental segment’s operations involve generating revenue from the short-term rental of its electric vehicles via various channels or networks. The TMW segment, as discussed above, engages in the design, production, sales, and installation of a bolt on kit that converts a two wheeled motorcycle into a tilting three wheeled motorcycle.

The reportable segments were identified based on how the Chief Operations Decision Maker (“CODM”), which in the Company’s case, is the Chief Executive Officer (“CEO”), allocates resources to the various operations. The following tables disclose the financial information used by the CODM in allocating the Company’s resources.

	For the Three Months Ended
	June 30, 2023				June 30, 2022
	FUV	Rental	TMW	Total	FUV	Rental	TMW	Total
Revenues	$1,537,412	$65,793	$157,141	$1,760,346	$1,015,038	$53,818	$430,485	$1,499,341

Operating loss	(6,904,608)	(160,630)	(222,530)	(7,287,768)	(14,352,646)	(513,128)	(311,594)	(15,177,368)
Financing costs				4,138,027				—
Unrealized loss on convertible note, mortgage loan and warrants				1,516,506				2,145,540
Interest expense, net				210,687				124,171
Other (income) expense, net				48,419				(45,937)
Income tax (expense)				(7,042)				(3,200)
Net loss				$(13,208,449)				$(17,404,342)

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

	For the Six Months Ended
	June 30, 2023				June 30, 2022
	FUV	Rental	TMW	Total	FUV	Rental	TMW	Total
Revenues	$2,635,663	$96,867	$381,344	$3,113,874	$1,530,355	$66,317	$552,902	$2,149,574

Operating loss	(13,959,457)	(433,272)	(371,217)	(14,763,946)	(26,344,494)	(940,494)	(821,462)	(28,106,450)
Financing costs				5,243,824				—
Unrealized (gain) loss on convertible note, mortgage loan and warrants				(3,169,138)				2,145,540
Interest expense, net				311,786				173,906
Loss on debt extinguishment				2,925,610				—
Other (income) expense, net				15,901				(71,196)
Income tax (expense)				(7,042)				(3,200)
Net loss				$(20,098,971)				$(30,357,900)

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

On July 14, 2023, the Company signed an extension for the Mortgage Loan, which extended the maturity date by six months to February 17, 2024. As a result of the extension, the Company will pay a $300,000 facility fee and an additional $600,000 fee.

On August 8, 2023, the Company signed two promissory notes totaling $660,000 at an original issue discount purchase price of $600,000. The principal of $660,000 is due on August 15, 2023. Prior to the maturity on August 15, 2023, the notes shall not bear interest. The noteholders have the right to convert any outstanding principal balance of the note, in whole or in part, into securities of the Company at a rate of 125% of the converted principal amount in connection with any new financing of the Company.

If any event of default occurs, the full principal amount of the note shall become, at the payee’s election, immediately due and payable in cash. Commencing 3 days after the occurrence of any event of default that results in the acceleration of the note, interest accrues at the rate of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2023 and 2022 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2023. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Arcimoto, Inc. (the “Company”) was incorporated in the State of Oregon on November 21, 2007, with the mission to create a right-sized, sustainable transportation system. Recognizing that almost ninety percent of daily drives in the U.S. are ten miles or less, we have created and patented a three-wheeled electric vehicle platform that is one of the most efficient electric vehicles on the market.  Featuring dual-motor front wheel drive and an optimized center of gravity for nimble and balanced rides, this vehicle platform provides a 102 city mile range on one charge, and has an industry-leading miles per gallon of gasoline-equivalent of 173.7.

On this platform, we currently manufacture a family of products targeting a wide range of everyday uses: the Fun Utility Vehicle® (“FUV®”) is for daily driving, ridesharing and rental operations. The Modular Utility Vehicle (“MUV”) features a variety of configurations including: a box design with a storage capacity of 25 cubic feet that serves the last-mile delivery of food and goods, a Flatbed design that can serve commercial and logistic needs, and a pickup-with-rails design perfect for agricultural and outdoor jobs.  The Company’s Rapid Responder® brings the speed and maneuverability of the platform to emergency services like fire and rescue, along with campus and event security.

Weighing less than half of most internal-combustion-engine vehicles, our platform provides instant torque for an exhilarating and fun ride unlike any other.  With a top speed of 75 miles per hour our vehicle platform is freeway-ready, and its smaller footprint provides more parking options for easy maneuverability into compact spaces.  While individual drivers will enjoy the cost-savings of an ultra-efficient electric vehicle, we believe companies that own fleets of vehicles will also see the benefits of our vehicles.

The Company’s primary focus is on volume-production planning, and reaching sustainable profitability. On April 19, 2021, the Company purchased an approximately 220,000 square-foot facility to expand production capabilities. The Company produced its 1000th FUV in June 2023, and is executing on its growth strategy while working to secure additional financing.

At the Company, we believe that if we right-size, electrify, and better utilize our vehicles, we can reclaim our shared space, help clean our skies, and make cities more livable for us all.

Platform and Technologies

The Company is fundamentally a technology company. Its first decade was spent developing and refining eight generations of a new three-wheeled electric vehicle platform: a light-footprint, nimble reverse-trike architecture that features a low center of gravity for stability on the road; dual-motor front-wheel drive for enhanced traction; can be parked three to a space while carrying two large adults comfortably, and is more efficient, by an order of magnitude, than today’s gas-powered cars. The Company has secured 13 utility patents on various constituent technologies and vehicle platform architectures. The Company has teamed with several companies to evaluate the Company’s manufacturing processes and supply chain management in order to drive down costs and increase the volume of production of the Company’s ultra-efficient electric vehicles. This project progressed significantly, primarily due to the purchase of a new production facility and additional capital manufacturing equipment, continued production ramp planning, and product architecture sourcing-selection across all major vehicle subsystems.

Products

The Company’s vehicle products are based on the Arcimoto Platform, which includes the basic lower framed structure and certain key components of our vehicles. While intended to serve very different market segments, an estimated 90% of the constituent parts are the same between all products currently in production and development.

FUV®

The Company’s flagship product is the FUV. The FUV delivers a thrilling ride experience, exceptional maneuverability, comfort for two passengers with cargo, highly-efficient parking (three FUVs to a single parking space), and ultra-efficient operation, all at an affordable price. Over time, we anticipate offering the FUV with several option packages to meet the needs of a variety of customers.

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

TRiO

In February 2021, the Company acquired Tilting Motor Works and is currently selling their TRiO motorcycle upgrade kit, which transforms a traditional two-wheeled motorcycle into a leaning three-wheeled motorcycle. In February 2022, the Company introduced a second vehicle platform prototype and the first product concept on that platform, a class 3 e-trike codenamed the Mean Lean Machine™ (“MLM”). Research and development on the MLM has been put on hold as part of our operating cost-cutting efforts. Sales of the TRiO kits continue.

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

The Company is currently exploring additive sales channels, such as dealerships, for distribution in states where the direct sales model is currently prohibited or where strong powersports distributors exist. These channels, along with our direct-to-consumer model, could scale both service and sales in states where we currently do business.

Rental Model

The Company is augmenting the direct web purchase process with experience rental in key markets. This rental model gives prospective customers a direct experience with the physical product before purchasing, recovering some of the cost of the test drive with revenue generated by the rental. We opened our first Company-owned rental operations in San Diego, California and Eugene, Oregon in the second quarter of 2021. The first Company-owned rental center in Hawaii opened on August 20, 2022. During the fourth quarter of 2022 we opened a second Company-owned location in Kauai, Hawaii. Additional rental vehicles are available at revenue sharing partner operators across locations in Washington, Florida, California, and Oregon. We have a revenue sharing agreement with GoCars in San Diego and Las Vegas, with additional locations opening in the near future.

Our current partner list includes Island Bike Shop, Adventure Center, Scoot Scoot Rentals and the New Experience Center at Royal Sonesta Kaua’i Resort Line.

Service

Arcimoto Service is provided by the Company or through third-party service providers. The Company has implemented a robust service training program to certify all internal and 3rd party technicians. A service request to support@arcimoto.com will trigger dispatch and notification to mobile technicians. In 2022, the Company launched partnerships with B&H Electric in Pennsylvania and Midas in Oahu to provide service in those regions. Currently, in all other open states, service is provided through Arcimoto directly.

Vehicle Financing

We have secured multiple partners nationwide to apply for consumer financing on our website. We have expanded financing options for customers to pursue personal financing to purchase our FUVs.

Management Opportunities, Challenges and Risks

Production, Sales Funnel and Order Backlog

The Company temporarily paused vehicle production on January 3, 2023 as the Company sought additional capital. After raising additional capital, the Company resumed production on February 12, 2023.

The Company is focused on generating sales and rental revenue in the states where we have current rental operations and/or delivery options available for customers: California, Florida, Washington, Oregon, Nevada, Hawaii and Arizona. The Company is now accepting orders from customers in New York, New Jersey, Pennsylvania, Maryland, Virginia, Georgia, and Washington D.C. While we expand geographical boundaries of our business operations, we also plan to expand and improve on the customers’ retail experiences by including additional rental partnerships and pop-up demo drive experiences through new Customer Experience Centers. We opened our Honolulu Experience Center on August 20, 2022. The Company intends to increase our conversion rate for both our rental operations and demo drives through increased engagement at each step of our customer journey and grow our drive volume by expanding our geographical footprint through various channels. These various channels include, but are not limited to, our rental operations, pop-up demo centers in high traffic flagship markets, strategic events and shows throughout the country and identifying new markets and expanding our brand awareness.

At June 30, 2023, the order backlog for our vehicles is 8, defined as a vehicle order with a customer deposit, likely configured and expecting delivery. The conversion rate from order backlog to actual sales is approximately 93%. During the first half of 2023, the volume of demo drives made by potential customers was 954.

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

We have conducted multiple pilot programs with various partners to add credence to the business case for a lightweight rapid response electric vehicle. Rapid responders have been well received under these pilot programs. We will continue to build Rapid Responders in low volume through the remainder of 2023, delivered to customers via specialized upfitters, to support commercial new pilot programs.

We have several ongoing Deliverator pilot programs with individuals, municipalities, and corporate fleets. We will continue to build Deliverators in low volume through the remainder of 2023, to support commercial new pilot programs.

Trends in Cash Flow, Capital Expenditures and Operating Expenses

Our capital expenditures are typically difficult to project beyond the short term given the number and breadth of our core projects at any given time and may further be impacted by uncertainties in future market conditions. We released the Arcimoto Flatbed during the second quarter of 2023, while ramping manufacturing facilities at our 10-acre campus and piloting the development and manufacture of new battery module technologies, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. We currently expect our capital expenditures to be between $500,000 to $1,000,000 in 2023. During the fourth quarter of 2022, we initiated a series of strategic plans to conserve cash and focus on immediate revenue generating products in light of the global economic environment.

Our business has been consistently generating negative cash flow from operations. Some of this is offset with better working capital management resulting in shorter days sales outstanding than days payable outstanding. We are also likely to see heightened levels of capital expenditures during certain periods depending on the specific pace of our capital-intensive projects and rising material prices and increasing supply chain and labor expenses resulting from changes in global trade conditions. Moreover, while our stock price was significantly elevated during parts of 2021, we saw higher levels of exercise of investor warrants and options from employee equity plans, which obligates us to deliver shares pursuant to the terms of those agreements. In the long run, we expect our ability to be self-funding to be achieved as we approach a sales volume of approximately 7,500 vehicles per year and as long as macroeconomic factors support growth in our sales, and engineering cost reductions and volume pricing improve materials cost. On November 11, 2022, our shareholders approved an agreement to obtain additional funding (with certain restrictions) in order to finance our operations and growth with a $50,000,000 equity line of credit. Due to the January 18, 2023 common stock and warrant offering, the Company is restricted from utilizing the equity line of credit or the Canaccord Genuity LLC at-the-market (“ATM”) facility for a period of one year. The shareholders also approved a reverse stock split of the Company’s stock of 1-for-20 that was completed on November 11, 2022. These series of actions allow us to access funds from the capital markets which will be used to fund our operations in the foreseeable future. We also completed offerings of our Common Stock and warrants which resulted in proceeds of approximately $13,287,000 for the six months ended June 30, 2023, after deducting placement agent fees and offering expenses.

Operating expenses decreased by approximately 48% or $5,048,000 for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 and 43% or $8,692,000 for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This decrease was primarily due to, among other things, a reduction in workforce, as the number of employees decreased by approximately 60%, from 289 as of June 30, 2022, to 116 employees as of June 30, 2023. The decrease in staff was due to a company-wide restructuring program in the fourth quarter of 2022 that was aimed at reducing overall overhead costs. We continue to monitor staffing levels in order to meet operational needs.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe are reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. See Note 2 to our Condensed Financial Statements under Part I, Item I of this Quarterly Report on Form 10-Q.

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

Convertible Notes, Mortgage Loan and Warrants

We have elected the fair value option under ASC 825-10-25 to account for the $4,500,000 and $10,000,000 convertible notes, as well as the mortgage loan and warrants. We have utilized a binomial lattice methodology in estimating the fair values of the convertible notes. The mortgage loan fair value was estimated using a discounted cash flow model. The warrant fair values were estimated using a Black Scholes model. The fair value measurements are classified as Level 2 under the fair value hierarchy as provided by ASC 820, “Fair Value Measurement”. The fair valuation of these convertible notes, mortgage loan and warrants use inputs other than quoted prices that are observable either directly or indirectly. Under this option, changes in fair value of the convertible notes and warrants are recorded as unrealized gain/loss on changes in’ fair value in the Condensed Consolidated Statements of Operations.

Results of Operations

Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022

The following table summarizes the Company’s results of operations:

	Three Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
Revenue	$1,760,346	$1,499,341	$261,005	17%
Cost of goods sold	3,523,909	6,104,337	(2,580,428)	(42)%
Gross loss	(1,763,563)	(4,604,996)	2,841,433	(62)%

Operating expenses:
Research and development	1,537,695	3,716,431	(2,178,736)	(59)%
Sales and marketing	1,486,376	3,070,280	(1,583,904)	(52)%
General and administrative	2,503,284	3,785,661	(1,282,377)	(34)%
Loss on sale of asset	(3,150)	—	(3,150)	N/A
Total operating expenses	5,524,205	10,572,372	5,048,167	(48)%

Loss from operations	(7,287,768)	(15,177,368)	7,889,600	(52)%

Other (income) expense:
Financing costs	4,138,027	—	4,138,027	N/A
Unrealized loss on convertible notes, mortgage loan and warrants fair value	1,516,506	2,145,540	(629,034)	(29)%
Interest expense	210,687	124,171	86,516	70%
Other (income) expense, net	48,419	(45,937)	94,356	(205)%
Total other (income) expense	5,913,639	2,223,774	(3,689,865)	166%

Loss before income tax expense	(13,201,407)	(17,401,142)	4,199,735	(24)%
Income tax expense	(7,042)	(3,200)	(3,842)	120%
Net Loss	$(13,208,449)	$(17,404,342)	$4,195,893	(24)%

Revenues

Total revenue increased approximately $261,000 or 17% for the three months ended June 30, 2023, compared to the same period last year. The increase was primarily due to having sold 23 more vehicles (both new and used) and an increase in outside services revenue which relates to the fabrication of service parts for a customer using the Company’s manufacturing equipment.

The Company had approximately $1,760,000 in revenue, comprising approximately $1,537,000 in revenue, net of discounts, from the sales of our vehicles and related products and accessories, approximately $157,000 in TMW net revenue and approximately $66,000 in net revenue from rental operations during the three months ended June 30, 2023. We had approximately $1,499,000 in revenue, comprising approximately $1,015,000 in net revenue from the sales of our vehicles, approximately $430,000 in TMW net revenue and approximately $54,000 in net revenue from rental operations during the three months ended June 30, 2022.

Cost of Goods Sold (“COGS”)

Cost of goods sold decreased by approximately $2,580,000 or 42%, primarily driven by the reduction in workforce and decreases in certain manufacturing-related materials, as we scaled purchasing to match demand.

The Company had approximately $3,524,000 in COGS, comprising approximately $1,836,000 in manufacturing labor and overhead, $1,275,000 for FUV material and freight costs from the sale of our vehicles, $183,000 related to our rental operations, $118,000 related to TMW, $203,000 in warranty costs, and $(91,000) from a favorable adjustment in the reserve and adjustments to inventory for purchase price variance and scrap during the three months ended June 30, 2023. Included in the manufacturing, labor and overhead costs are payroll and employee-related costs of approximately $773,000 while the remaining costs consist of consulting services, freight, and depreciation, among other things.

The Company had approximately $6,104,000 in COGS, comprising approximately $4,024,000 in manufacturing, labor, and overhead, $999,000 for FUV material and freight costs from the sale of our vehicles, $151,000 related to our rental operations, $316,000 related to TMW, $130,000 in warranty costs, and $486,000 from an adjustment to inventory for purchase price variance and scrap, during the three months ended June 30, 2022. Included in the manufacturing, labor and overhead costs are payroll and employee-related costs of $2,192,000 while the remaining costs consist of consulting services, freight, and depreciation, among other things.

Operating Expenses

Research and Development (“R&D”) Expenses

R&D expenses decreased by $2,179,000 or 59% during the three months ended June 30, 2023 as compared to the same period last year primarily due to the reduction in workforce, a corresponding reduction in stock-based compensation relating from fewer employees, and a 58% reduction in consulting services. R&D expenses for the three months ended June 30, 2023 and 2022 were approximately $1,538,000 and $3,716,000, respectively.

Sales and Marketing (“S&M”) Expenses

S&M expenses for the three months ended June 30, 2023 and 2022 were approximately $1,486,000 and $3,070,000, respectively. The primary reasons for the decrease in S&M expenses during the three months ended June 30, 2023 of approximately $1,584,000, or 52%, as compared to the prior period were the reduction in workforce, a corresponding reduction in stock-based compensation resulting from fewer employees, and a 27% reduction in advertising expenses.

General and Administrative (“G&A”) Expenses

G&A expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the three months ended June 30, 2023 were approximately $2,503,000 as compared to approximately $3,786,000 for the same period last year, representing an decrease of approximately $1,282,000, or 34%. The decrease was primarily due to, among other things, the reduction in workforce, the corresponding reduction in stock-based compensation resulting from fewer employees and a 47% reduction in legal fees associated with a case that was dismissed in 2022.

Financing Costs

We recorded financing costs of approximately $4,138,000 for the three months ended June 30, 2023 comprised of $3,767,000 related to the excess of the issuance date fair value of the warrants and Common Stock issued in June 2023 over the cash proceeds received, and $371,000 of offering costs for liability classified warrants.

Unrealized Gain on Convertible Note, Mortgage Loan and Warrants

We recorded an unrealized loss of approximately $1,517,000 for the three months ended June 30, 2023, as a result of the mark-to-market to fair value for our convertible notes, mortgage loan and warrant liabilities in accordance with the election of the fair value option under ASC 825-10. For the three months ended June 30, 2022, we recorded an unrealized loss of approximately $2,145,540 as a result of the mark-to-market to fair value for our convertible notes in accordance with the election of the fair value option under ASC 825-10.

Interest Expense

Interest expense for the three months ended June 30, 2023 was approximately $211,000, as compared to $124,000 during the three months ended June 30, 2022. The increase in interest expense was due to a $74,000 payment made to an equipment vendor for interest on an outstanding payable balance, and $75,000 for interest on the notes payable - related party.

Other (income) expense, net

Other (income) expense, net for the three months ended June 30, 2023 was approximately $48,000, as compared to $(46,000) during the three months ended June 30, 2022. The increase in expense was due to a purchase order cancellation charge paid to a vendor.

Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022

The following table summarizes the Company’s results of operations:

	Six Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
Revenue	$3,113,874	$2,149,574	$964,300	45%
Cost of goods sold	6,465,739	10,151,609	(3,685,870)	(36)%
Gross loss	(3,351,865)	(8,002,035)	4,650,170	(58)%

Operating expenses:
Research and development	2,553,468	7,623,016	(5,069,548)	(67)%
Sales and marketing	2,920,918	5,996,785	(3,075,867)	(51)%
General and administrative	5,715,954	6,484,614	(768,660)	(12)%
Loss on sale of asset	221,741	—	221,741	N/A
Total operating expenses	11,412,081	20,104,415	8,692,334	(43)%

Loss from operations	(14,763,946)	(28,106,450)	13,342,504	(47)%

Other (income) expense:
Financing costs	5,243,824	—	5,243,824	N/A
Unrealized (gain) loss on convertible notes, mortgage loan and warrants fair value	(3,169,138)	2,145,540	(5,314,678)	(248)%
Loss on debt extinguishment	2,925,610	—	2,925,610	N/A
Interest expense	311,786	173,906	137,880	79%
Other (income) expense, net	15,901	(71,196)	87,097	(122)%
Total other (income) expense	5,327,983	2,248,250	(3,079,733)	137%

Loss before income tax expense	(20,091,929)	(30,354,700)	10,262,771	(34)%
Income tax expense	(7,042)	(3,200)	(3,842)	120%
Net Loss	$(20,098,971)	$(30,357,900)	$10,258,929	(34)%

Revenues

Total revenue increased approximately $964,000 or 45% for the six months ended June 30, 2023, compared to the same period last year. The increase was primarily due to having sold 37 more vehicles (both new and used) and an increase in outside services revenue which relates to the fabrication of service parts for a customer using the Company’s manufacturing equipment.

The Company had approximately $3,114,000 in revenue, net of discounts, comprising approximately $2,636,000 in net revenue from the sales of our vehicles and related products and accessories, approximately $381,000 in TMW net revenue and approximately $97,000 in net revenue from rental operations during the six months ended June 30, 2023. We had approximately $2,150,000 in revenue, comprising approximately $1,530,000 in net revenue from the sales of our vehicles, approximately $553,000 in TMW net revenue and approximately $67,000 in net revenue from rental operations during the six months ended June 30, 2022.

Cost of Goods Sold (“COGS”)

Cost of goods sold decreased by approximately $3,686,000 or 36%, primarily driven by the reduction in workforce, the corresponding reduction in stock-based compensation resulting from fewer employees, and an 84% and 87% reduction in freight and consumable costs, respectively.

The Company had approximately $6,466,000 in COGS, comprising approximately $3,456,000 in manufacturing, labor and overhead, $2,126,000 for FUV material and freight costs from the sale of our vehicles, $399,000 related to our rental operations, $267,000 related to TMW, $335,000 in warranty costs. Also included was $(117,000) from a favorable adjustment to the inventory reserve, as the gap between the average selling price and the material cost of our FUVs narrowed to just $205, and adjustments to inventory for purchase price variance and scrap during the six months ended June 30, 2023. Included in the manufacturing, labor and overhead costs are payroll and employee-related costs of approximately $1,457,000 while the remaining costs consist of consulting services, freight, and depreciation, among other things.

The Company had approximately $10,152,000 in COGS, comprising approximately $7,073,000 in manufacturing, labor, and overhead, $1,492,000 for FUV material and freight costs from the sale of our vehicles, $287,000 related to our rental operations, $407,000 related to TMW, $200,000 in warranty costs, and $692,000 from an adjustment to inventory for purchase price variance and scrap, during the six months ended June 30, 2022. Included in the manufacturing, labor and overhead costs are payroll and employee-related costs of $3,034,000 while the remaining costs consist of consulting services, freight, and depreciation, among other things.

Operating Expenses

Research and Development (“R&D”) Expenses

R&D expenses decreased by $5,070,000 or 67% during the six months ended June 30, 2023, as compared to the same period last year primarily due to the reduction in workforce, the corresponding reduction in stock-based compensation resulting from fewer employees, and a 78% reduction in consulting services. R&D expenses for the six months ended June 30, 2023 and 2022 were approximately $2,553,000 and $7,623,000, respectively.

Sales and Marketing (“S&M”) Expenses

S&M expenses for the six months ended June 30, 2023 and 2022 were approximately $2,921,000 and $5,997,000, respectively. The primary reasons for the decrease in S&M expenses during the six months ended June 30, 2023 of approximately $3,076,000, or 51%, as compared to the prior period were the reduction in workforce, the corresponding reduction in stock-based compensation resulting from fewer employees, and a 52% reduction in advertising expenses.

General and Administrative (“G&A”) Expenses

G&A expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the six months ended June 30, 2023 were approximately $5,716,000 as compared to approximately $6,485,000 for the same period last year, representing a decrease of approximately $769,000, or 12%. The decrease was primarily due to, among other things, the reduction in workforce, the corresponding reduction in stock-based compensation resulting from fewer employees, an 88% reduction in lobbying costs, and a 47% reduction in legal fees associated with a case that was dismissed in 2022.

Financing Costs

We recorded financing costs of approximately $5,244,000 for the six months ended June 30, 2023, consisting of $600,000 related to the loan fee on the Mortgage Loan, $3,767,000 related to the excess of the issuance date fair value of the warrants and Common Stock issued in June 2023 over the cash proceeds received, and $877,000 of offering costs for liability classified warrants.

Unrealized Gain on Convertible Note, Mortgage Loan and Warrants

We recorded an unrealized gain of approximately $3,169,000 during the six months ended June 30, 2023 as compared to approximately $(2,146,000) of unrealized loss for the same period last year, as a result of the mark-to-market to fair value for our convertible notes, mortgage loan and warrant liabilities in accordance with the election of the fair value option under ASC 825-10.

Loss on debt extinguishment

Loss on debt extinguishment for the six months ended June 30, 2023 was approximately $2,926,000 related to the extinguishment of the September 2022 Convertible Note.

Interest Expense

Interest expense for the six months ended June 30, 2023 was approximately $312,000, as compared to $174,000 during the six months ended June 30, 2022. The increase in interest expense was related to the $74,000 payment made to a capital equipment vendor for interest on an outstanding payable balance, and $75,000 for interest on the notes payable - related party.

Other (income) expense, net

Other (income) expense, net for the six months ended June 30, 2023 was approximately $(16,000), as compared to $71,000 during the six months ended June 30, 2022. The increase in expense was due to a purchase order cancellation charge paid to a vendor.

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

During the six months ended June 30, 2023 cash used in operating activities was approximately $10,153,000, which included a net loss of approximately $20,099,000, non-cash charges of $9,472,000 and changes in net working capital and other items that contributed to cash and cash equivalent reduction of approximately $474,000. Our net loss was primarily due to, among other things, sales volume not currently commensurate to operating expenses.

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

On August 8, 2023, the Company signed two promissory notes totaling $660,000 at an original issue discount purchase price of $600,000. The principal of $660,000 is due on August 15, 2023. Prior to the maturity on August 15, 2023, the notes shall not bear interest. The noteholders have the right to convert any outstanding principal balance of the note, in whole or in part, into securities of the Company at a rate of 125% of the converted principal amount in connection with any new financing of the Company.

If any event of default occurs, the full principal amount of the note shall become, at the payee’s election, immediately due and payable in cash. Commencing 3 days after the occurrence of any event of default that results in the acceleration of the note, interest accrues at the rate of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the six months ended June 30, 2023 we received a refund of approximately $455,000 from the return of property and equipment.

During the six months ended June 30, 2023 and 2022, we paid approximately $327,000 and $5,608,000, respectively, to purchase property and equipment in anticipation of our future production growth.

Cash Flows from Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was approximately $10,922,000 compared to net cash provided by financing activities of approximately $19,755,000 during the six months ended June 30, 2022. Cash flows provided by financing activities during the six months ended June 30, 2023 comprised of proceeds from the issuance of common stock and warrants through our registered offerings of approximately $13,287,000 (net of offering costs of approximately $1,208,000), proceeds from mortgage loan of approximately $6,000,000, reduced by debt issuance costs of approximately $600,000, proceeds from related party notes payable of $500,000, reduced by payments of related party notes payable of $250,000, payments on capital lease obligations and equipment notes of approximately $515,000 and repayment of convertible notes of $7,500,000.

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

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company does not currently have any material litigation matters to disclose.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1(a)	Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(a)	March 29, 2019
3.1(b)	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Arcimoto, Inc	10-K	001-38213	3.1(b)	March 29, 2019
3.1(c)	Second Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	8-K	001-38213	3.1(i)	May 16, 2019
3.1(d)	Third Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	10-K	001-38213	3.1(d)	March 31, 2022
3.1(e)	Fourth Articles of Amendment to Second Amended and Restated Articles of Incorporation of Arcimoto, Inc.	8-K	001-38213	3.1	November 14, 2022
3.2	Second Amended and Restated Bylaws of Arcimoto, Inc	1-A	024-10710	2.2	August 8, 2017
4.1	Form of Warrant	8-K	001-38213	4.1	June 12, 2023
4.2	Form of Placement Agent Warrant	8-K	001-38213	4.2	June 12, 2023
10.1	Promissory Note	8-K	001-38213	99.1	June 2, 2023
10.2	Amended and Restated Promissory Note	8-K	001-38213	10.1	June 12, 2023
10.3+	Form of Securities Purchase Agreement	8-K	001-38213	10.2	June 12, 2023
10.4	Amendment to Arcimoto, Inc. 2022 Omnibus Stock Incentive Plan.	S-8	333-273487	99.2	July 27, 2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

+	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCIMOTO, INC.

Date: August 10, 2023	By:	/s/ Christopher W. Dawson
		Name:	Christopher W. Dawson
		Title:	Chief Executive Officer

Date: August 10, 2023	By:	/s/ Christina J. Cook
		Name:	Christina J. Cook
		Title:	Chief Financial Officer