Form 10-Q
period 2023-09-30
Arcimoto Inc
filed 2024-02-12
CIK 1558583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of February 9, 2024, there were approximately 9,451,015 shares of the registrant’s common stock issued and outstanding.

ARCIMOTO, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

i

ARCIMOTO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$232,827	$462,753
Accounts receivable, net	346,942	262,643
Inventory	10,886,533	12,324,017
Prepaid inventory	1,479,982	1,439,060
Other current assets	656,027	1,594,218
Total current assets	13,602,311	16,082,691

Property and equipment, net	27,116,231	29,822,794
Intangible assets, net	8,411,989	9,045,290
Operating lease right-of-use assets	821,065	1,336,826
Security deposits	116,297	120,431
Total assets	$50,067,893	$56,408,032

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$5,659,122	$7,668,359
Accrued liabilities	2,142,921	455,808
Customer deposits	942,102	962,346
Mortgage loan	7,038,511	—
Short-term convertible note	—	5,639,231
Notes payable - related party	250,000	—
Warrant liabilities	10,296,963	374,474
Current portion of finance lease obligations	394,157	441,523
Current portion of equipment notes payable	349,932	388,940
Current portion of warranty reserve	633,640	519,889
Current portion of deferred revenue	86,327	207,556
Current portion of operating lease liabilities	505,548	666,542
Current portion of derivative liability	1,195,018	—
Total current liabilities	29,494,241	17,324,668

Finance lease obligations	960,838	858,488
Equipment notes payable	701,797	962,351
Convertible note issued to related party	4,523,580	4,887,690
Derivative liability	2,239,309	—
Warranty reserve	320,581	264,748
Operating lease liabilities	366,871	744,142
Total long-term liabilities	9,112,976	7,717,419

Total liabilities	38,607,217	25,042,087

Commitments and contingencies (Note 12)

Mezzanine equity:
Series D 8% Convertible Preferred Stock, no par value, 8,466 authorized; 5,542 and none issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4,296,790	—

Stockholders’ equity:
Series A-1 Preferred Stock, no par value, 1,500,000 authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class C Preferred Stock, no par value, 2,000,000 authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Preferred Stock, no par value, 1,491,534 authorized, none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common Stock, no par value, 200,000,000 shares authorized; 8,930,196 and 3,209,838 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	192,009,340	184,682,027
Additional paid-in capital	16,168,385	13,555,718
Accumulated deficit	(201,013,839)	(166,871,800)
Total stockholders’ equity	7,163,886	31,365,945
Total liabilities, mezzanine equity and stockholders’ equity	$50,067,893	$56,408,032

See accompanying notes to condensed consolidated financial statements.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$1,110,251	$2,024,205	$4,224,125	$4,173,779
Cost of goods sold	2,962,363	6,987,035	9,428,102	17,138,644
Gross loss	(1,852,112)	(4,962,830)	(5,203,977)	(12,964,865)

Operating expenses:
Research and development	1,163,808	6,521,379	3,717,276	14,144,395
Sales and marketing	1,340,067	3,321,862	4,260,985	9,318,647
General and administrative	3,076,497	4,099,354	8,792,451	10,583,968
Loss on sale of asset	193,292	12,408	415,033	12,408
Total operating expenses	5,773,664	13,955,003	17,185,745	34,059,418

Loss from operations	(7,625,776)	(18,917,833)	(22,389,722)	(47,024,283)

Other (income) expense:
Interest expense	715,613	84,945	1,027,399	258,851
Financing costs	16,583,349	—	21,827,173	—
Unrealized (gain) loss on convertible notes, mortgage loan, warrants and derivatives fair value	(10,979,457)	(2,122,828)	(14,148,595)	22,712
Other expense, net	97,787	83,749	113,688	12,553
Loss on debt extinguishment	—	—	2,925,610	—
Total other (income) expense, net	6,417,292	(1,954,134)	11,745,275	294,116

Loss before income tax expense	(14,043,068)	(16,963,699)	(34,134,997)	(47,318,399)

Income tax expense	—	—	(7,042)	(3,200)

Net loss	$(14,043,068)	$(16,963,699)	$(34,142,039)	$(47,321,599)

Weighted average common shares - basic and diluted	8,954,919	2,247,818	7,741,214	2,042,891
Net loss per common share - basic and diluted (Note 2)	$(1.58)	$(7.55)	$(4.43)	$(23.16)

See accompanying notes to condensed consolidated financial statements.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional		Total	Series D 8% Convertible Preferred Stock		Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Number of Shares	Amount	Mezzanine Equity
Balance at June 30, 2022	2,088,539	$166,999,962	$10,528,288	$(134,350,302)	$43,177,948	—	$—	$—
Issuance of common stock for cash, net of offering costs of $296,892	188,664	10,177,356	—	—	10,177,356	—	—	—
Common stock to external consultant	600	—	45,246	—	45,246	—	—	—
Equity awards issued to external consultants	—	—	24,210	—	24,210	—	—	—
Exercise of warrants	—	—	—	—	—	—	—	—
Exercise of stock options	223	10,806	(3,170)	—	7,636	—	—	—
Stock-based compensation	—	—	1,550,007	—	1,550,007	—	—	—
Net loss	—	—	—	(16,963,699)	(16,963,699)	—	—	—
Balance at September 30, 2022	2,278,026	$177,188,124	$12,144,581	$(151,314,001)	$38,018,704	—	$—	$—

Balance at June 30, 2023	8,805,897	$191,778,708	$15,630,758	$(186,970,771)	$20,438,695	—	$—	$—
Issuance of series D preferred stock, net of offering costs of $158,787	—	—	—	—	—	5,646	4,259,228	4,259,228
Accretion of series D preferred stock to redemption value	—	—	(118,194)	—	(118,194)	—	118,194	118,194
Issuance of common stock for conversion of Series D preferred stock	108,963	80,632	—	—	80,632	(104)	(80,632)	(80,632)
Reduction of offering costs	—	150,000	—	—	150,000	—	—	—
Issuance of common stock for RSU, net of tax	15,336	—	—	—	—	—	—	—
Stock-based compensation	—	—	655,821	—	655,821	—	—	—
Net loss	—	—	—	(14,043,068)	(14,043,068)	—	—	—
Balance at September 30, 2023	8,930,196	$192,009,340	$16,168,385	$(201,013,839)	$7,163,886	5,542	$4,296,790	$4,296,790

See accompanying notes to condensed consolidated financial statements.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional		Total	Series D 8% Convertible Preferred Stock		Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Number of Shares	Amount	Mezzanine Equity
Balance at December 31, 2021	1,882,180	$150,502,566	$7,038,124	$(103,992,402)	$53,548,288	—	—	—
Issuance of common stock for cash, net of offering costs of $894,614	391,985	26,493,094	—	—	26,493,094	—	—	—
Issuance of common stock for RSU, net of tax	460	46,746	(76,200)	—	(29,454)	—	—	—
Common stock to external consultant	800	—	68,361	—	68,361	—	—	—
Equity awards issued to external consultants	—	—	375,782	—	375,782	—	—	—
Exercise of warrants	400	20,000	—	—	20,000	—	—	—
Exercise of stock options	2,201	125,718	(34,623)	—	91,095	—	—	—
Stock-based compensation	—	—	4,773,137	—	4,773,137	—	—	—
Net loss	—	—	—	(47,321,599)	(47,321,599)	—	—	—
Balance at September 30, 2022	2,278,026	$177,188,124	$12,144,581	$(151,314,001)	$38,018,704	—	$—	$—

Balance at December 31, 2022	3,209,838	$184,682,027	$13,555,718	$(166,871,800)	$31,365,945	—	$—	$—
Issuance of common stock for cash, net of offering costs of $427,304	4,767,647	5,984,111	—	—	5,984,111	—	—	—
Reduction of offering costs	—	150,000	—	—	150,000	—	—	—
Issuance of series D preferred stock, net of offering costs of $158,787	—	—	—	—	—	5,646	4,259,228	4,259,228
Accretion of series D preferred stock to redemption value	—	—	(118,194)	—	(118,194)	—	118,194	118,194
Issuance of common stock for conversion of Series D preferred stock	108,963	80,632	—	—	80,632	(104)	(80,632)	(80,632)
Issuance of common stock for partial payment of convertible note	123,612	1,112,500	—	—	1,112,500	—	—	—
Issuance of common stock for RSU, net of tax	20,136	—	—	—	—	—	—	—
Exercise of warrants	700,000	70	—	—	70	—	—	—
Stock-based compensation	—	—	2,730,861	—	2,730,861	—	—	—
Net loss	—	—	—	(34,142,039)	(34,142,039)	—	—	—
Balance at September 30, 2023	8,930,196	$192,009,340	$16,168,385	$(201,013,839)	$7,163,886	5,542	4,296,790	$4,296,790

See accompanying notes to condensed consolidated financial statements.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(34,142,039)	$(47,321,599)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,643,299	2,703,561
Non-cash operating lease costs	515,761	439,557
Non-cash financing costs	19,466,630	—
Non-cash offering costs	620,780	—
Interest expense paid in common stock	31,839	—
Debt issuance costs expensed - mortgage loan	600,000	—
Debt facility fee expensed - mortgage loan	300,000	—
Debt issuance costs - convertible note	—	232,669
Warrant and derivatives issuance costs - expensed	839,763	—
Loss on extinguishment of debt	2,925,610	—
Unrealized (gain) loss on convertible notes, mortgage loan, warrants and derivatives fair value	(14,148,595)	22,712
Common stock to external consultant	—	68,361
Equity awards issued to external consultants	—	375,782
Stock-based compensation	2,730,861	4,773,137
Loss on disposal of asset	415,033	12,408
Changes in operating assets and liabilities
Accounts receivable	(84,299)	(204,259)
Inventory	1,906,097	(4,434,250)
Prepaid inventory	(40,922)	(472,703)
Other current assets	938,191	557,369
Accounts payable	(2,009,237)	673,577
Accrued liabilities	1,687,113	1,755,419
Customer deposits	(20,244)	231,297
Operating lease liabilities	(538,265)	(445,310)
Warranty reserve	169,584	66,531
Deferred revenue	(121,229)	101,992
Net cash used in operating activities	(15,314,269)	(40,863,749)

INVESTING ACTIVITIES
Purchase of property and equipment	(331,566)	(9,371,913)
Refund from return of equipment	611,476	—
Security deposits	4,134	(2,205)
Net cash provided by (used in) investing activities	284,044	(9,374,118)

FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	14,494,896	27,387,708
Proceeds from the sale of series D preferred stock and warrants	4,300,002	—
Payment of offering costs	(1,133,100)	(870,614)
Proceeds from notes payable - related party	500,000	—
Payment of notes payable - related party	(250,000)	—
Proceeds from the exercise of warrants	70	20,000
Proceeds from mortgage loan	6,000,000	—
Proceeds from convertible note	—	13,900,000
Debt issuance costs - mortgage loan	(600,000)	—
Debt facility fee - mortgage loan	(300,000)	—
Debt issuance costs - convertible note	—	(232,669)
Proceeds from the exercise of stock options	—	91,095
Payment on finance lease obligations	(412,007)	(305,296)
Payment of equipment notes	(299,562)	(481,963)
Proceeds from equipment notes	—	177,256
Payment of convertible note	(7,500,000)	(161,652)
Payment of notes payable	—	(2,039,367)
Net cash provided by financing activities	14,800,299	37,484,498

Net cash and cash equivalents decrease for period	(229,926)	(12,753,369)
Cash and cash equivalents at beginning of period	462,753	16,971,320
Cash and cash equivalents at end of period	$232,827	$4,217,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$97,594	$186,083
Cash paid during the period for income taxes	$7,042	$3,200

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for settlement of accounts payable	$—	$68,361
Accounts payable for purchase of property and equipment	$—	$649,180
Notes payable and accrued interest converted to common stock	$1,112,500	$—
Conversion of Series D 8% Convertible Preferred Stock to common stock	$80,632	$—
Accretion of Series D 8% Convertible Preferred Stock to redemption value	$118,194	$—
Transfers from FUV Rental Fleet to Inventory	$468,613	$—
Equipment acquired through finance leases	$466,991	$675,928

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

●	On January 14, 2022 the Company entered into an agreement with Canaccord Genuity LLC (“Canaccord”) to raise the at-the-market (“ATM”) offering amount to $100,000,000, and on October 4, 2022, the Company signed an equity line of credit (“ELOC”) agreement with Tumim Stone Capital LLC whereby the investor will provide up to $50,000,000 of financing with certain restrictions. On January 18, 2023, the Company obtained additional funds totaling $12.0 million via a confidentially marketed public equity offering. Due to the terms of this offering, the Company is restricted from variable rate transactions and, thus, unable to utilize the ATM and ELOC to raise additional capital for a period of one year from January 18, 2023, the date the Prospectus Supplement was filed. The terms of this offering also restricted equity transactions for a period of 90 days unless approved by more than 50% of the investors in the offering filed on January 18, 2023. After that 90-day period, the Company became able to offer to sell its securities in a public offering under its S-3 registration. However, this ability to obtain additional financing is dependent on the price and volume of the Company’s common stock and may be further restricted by certain Securities and Exchange Commission (“SEC”) rules that limit the number of shares the Company is able to sell under its Form S-3 registration statement. The Company is currently not able to utilize the ATM and ELOC to raise additional capital due to restrictions from the June 2023 and August 2023 offerings discussed below.

●	On February 17, 2023, the Company obtained a loan that is secured by the Company’s land and buildings as disclosed in Note 6 - Mortgage Loan. The principal amount of this loan is $6,000,000 and includes a discount of $600,000. The interest rate on this loan was 20% and the loan was originally due in August 2023 unless an additional six-month extension was granted. The extension could only be granted under certain conditions, which included, in part, payment of all accrued interest and a facility fee of $300,000 and that no event or potential event of a default existed. On July 14, 2023, the Company was granted an additional six-month extension and the loan is now due in February 2024. As a result of the extension, interest is 0% as of August 18, 2023.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

●	In May 2023, the Company also received a $500,000 loan from a related party, which was subsequently paid down $250,000 in June 2023 using the proceeds from the June 2023 offering discussed below.

●	In June 2023, the Company raised approximately $2,300,000, net of fees, from a registered direct offering.

●	On August 15, 2023, the Company received $4.2 million, net of fees, from an offering of Series D Convertible Preferred Stock, as disclosed in Note 10 – Stockholders’ Equity. The holders of Series D Preferred Stock are entitled to cumulative dividends at the rate of 8% per annum and payable each quarter. The Company is required to redeem the Series D Preferred Stock in monthly installments and will redeem the full outstanding balance on the second anniversary of the issuance date. Each share of Series D Preferred Stock is convertible at any time at the option of the holder into common stock.

Furthermore, the Company’s accounts payable balance is approximately $9,500,000 at February 9, 2024, of which a significant amount is more than 30 days past due.

Management has evaluated these conditions and concluded that they raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the issuance of these unaudited financial statements. Management has initiated a series of actions to alleviate the Company’s financial situation: (1) reducing headcount significantly via lay-offs and an unpaid furlough program that started at the beginning of the fourth quarter of 2022 and that have continued; (2) temporarily suspending production in the first quarter of 2023 in order to relocate operations to a new facility and focus purchases on the minimum needed to resume production, which was resumed in February 2023; (3) negotiating payment plans with the Company’s vendors that are critical to the Company’s operations; and (4) monetizing assets that may not be critical to the core business. Management also plans to pursue other financing solutions through the credit and equity markets. There can be no assurance that the Company will be able to secure such additional financing or, if available, that it will be on favorable terms or that the Company will be able to sufficiently reduce costs for any such additional financing to meet its needs. Therefore, the plans cannot be deemed probable of being implemented. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures required by GAAP for complete financial statement presentation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2023, and the results of its operations for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. Results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2023.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and its related disclosures. Actual amounts could differ materially from those estimates.

The consolidated financial statements include the accounts of the Company. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method (“FIFO”)) or net realizable value. Inventories consist mainly of purchased electric motors, electrical storage and transmission equipment, and component parts. Raw materials include parts that have been sub-assembled and manufactured parts.

	September 30, 2023	December 31, 2022
Raw materials	$9,217,444	$11,491,555
Work in progress	199,521	—
Finished goods	1,469,568	832,462
Total	$10,886,533	$12,324,017

The Company is required to remit partial prepayments for some purchases of its inventories acquired from overseas vendors which are included in prepaid inventory. The Company is currently selling vehicles below the base cost of a finished unit. Accordingly, the Company expensed all labor and overhead as period costs and recorded an allowance to reduce certain inventories to net realizable value of approximately $849,000 and $1,280,000 as of September 30, 2023 and December 31, 2022, respectively. The amount expensed for all labor and overhead was approximately $5,219,000 and $11,362,000 for the nine months ended September 30, 2023 and 2022, respectively, and $1,763,000 and $4,289,000 for the three months ended September 30, 2023 and 2022, respectively.

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

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following table presents the reconciliation of the numerator and denominator for calculating net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(14,043,068)	$(16,963,699)	$(34,142,039)	$(47,321,599)
Accretion of Series D 8% Convertible Preferred Stock to redemption value	(118,194)	—	(118,194)	—
Net loss attributable to common shareholders	(14,161,262)	(16,963,699)	(34,260,233)	(47,321,599)

Denominator
Weighted average common shares outstanding - basic and diluted	8,954,919	2,247,818	7,741,214	2,042,891

Net loss per common share - basic and diluted	$(1.58)	$(7.55)	$(4.43)	$(23.16)

During the three and nine months ended September 30, 2023 and 2022, the Company excluded the outstanding Employee Equity Plans (“EEP”) and other securities summarized below calculated using the Treasury Stock Method for options and other instruments and the If-Converted Method for convertible notes, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options and other instruments under the 2012, 2015, 2018, and 2022 Plans to purchase common stock	—	23,734	—	45,820
Conversion of convertible notes, if-converted method	59,440	86,809	59,440	42,556
Total	59,440	110,543	59,440	88,376

All options and warrants were excluded from the table above as they are out of the money.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy based on the observability of the inputs and distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein were based upon certain market assumptions and pertinent information available to management as of September 30, 2023 and December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company measures convertible notes, the mortgage loan, derivative liabilities and warrant liabilities at fair value on a recurring basis. Refer to Note 15, Fair Value Measurements, for details.

Convertible Notes, Mortgage Loan, Derivative Liabilities and Warrants

We have elected the fair value option under ASC 825-10-25 to account for the convertible notes as well as the mortgage loan, derivative liabilities and warrants. The fair value measurements are classified as Level 2 under the fair value hierarchy as provided by ASC 820, “Fair Value Measurement”. The fair valuation of these convertible notes, mortgage loan, derivative liabilities, and warrants use inputs other than quoted prices that are observable either directly or indirectly. Under this option, changes in fair value are recorded as unrealized gain/loss on convertible notes, mortgage loan and warrants fair value in the Condensed Consolidated Statements of Operations.

Refer to Note 6 – Mortgage Loan, Note 9 – Convertible Notes, and Note 10 – Stockholders’ Equity for additional details regarding the fair value and significant assumptions utilized.

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the current incurred loss methodology with an expected loss methodology which is referred to as the current expected credit loss (“CECL”) methodology. The measurement of credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable and trade accounts receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investment in leases recognized by a lessor in accordance with Accounting Standards Codification (“ASC”) Topic 842 – Leases. ASU 2016-13 also made changes to the accounting for available-for-sale debt securities and requires credit losses to be presented as an allowance rather than as a write-down on such securities management does not intend to sell or believes that it is more likely than not, they will be required to sell. The Company adopted the provisions of this ASU effective January 1, 2023. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07) which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures regarding segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is required to adopt ASU 2023-07 on January 1, 2024 and has not yet completed its assessment of ASU 2023-07’s impact on its financial statements.

The Company does not believe there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, results of operations, or cash flows.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3: PROPERTY AND EQUIPMENT

As of September 30, 2023 and December 31, 2022, the Company’s property and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Land	$4,743,526	$4,743,526
Buildings	8,006,474	8,006,474
Machinery and equipment	9,949,028	8,443,047
Fixed assets in process	413,847	8,569,163
Leasehold improvements	7,725,469	1,193,771
FUV fleet	750,902	1,089,888
FUV rental fleet	1,949,037	2,646,379
Computer equipment and software	226,915	226,915
Vehicles	681,316	748,707
Furniture and fixtures	52,007	52,007
Total property and equipment	34,498,521	35,719,877
Less: Accumulated depreciation	(7,382,290)	(5,897,083)
Total	$27,116,231	$29,822,794

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

Depreciation expense was approximately $629,000 and $2,010,000 during the three and nine months ended September 30, 2023 and $767,000 and $2,074,000 during the three and nine months ended September 30, 2022, respectively.

NOTE 4: INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets:

		September 30, 2023
	Estimated Useful Life (Years)	Gross Carrying Amount at September 30, 2023	Accumulated Amortization	Net Book Value
Tradename and trademarks	14	$2,052,000	$(383,437)	$1,668,563
Proprietary technology	13	7,010,000	(1,431,529)	5,578,471
Customer relationships	10	1,586,000	(421,045)	1,164,955
		$10,648,000	$(2,236,011)	$8,411,989

		December 31, 2022
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2022	Accumulated Amortization	Net Book Value
Tradename and trademarks	14	$2,052,000	$(273,508)	$1,778,492
Proprietary technology	13	7,010,000	(1,027,107)	5,982,893
Customer relationships	10	1,586,000	(302,095)	1,283,905
		$10,648,000	$(1,602,710)	$9,045,290

Amortization expense was approximately $211,000 and $633,000 during the three and nine months ended September 30, 2023 and approximately $208,000 and $629,000 during the three and nine months ended September 30, 2022, respectively.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5: CUSTOMER DEPOSITS

The Company has received refundable customer pre-orders ranging from $100 to $500 per vehicle for purposes of securing a place in a line to order its utility vehicle. As of September 30, 2023 and December 31, 2022, these refundable pre-orders total $402,100 and $410,000, respectively. In addition, the Company also received non-refundable customer deposits of $2,500, which was reduced to $500 during the quarter ended June 30, 2022, that are required for the Company to start production of their vehicles. When a customer’s order is ready to enter the production process, the customer is notified that if they would like to proceed with the purchase of a vehicle, their pre-orders will no longer be refundable and additional deposit required must be paid prior to the start of the manufacturing process. As of September 30, 2023 and December 31, 2022, these non-refundable deposits total $324,700 and $268,300, respectively and are presented as Customer Deposits on the Company’s Condensed Consolidated Balance Sheets.

The Company has also received approximately $74,000 and $112,000 of refundable deposits related to its TMW product line as of September 30, 2023 and December 31, 2022, respectively. The Company also receives non-refundable deposits as final payment prior to delivery of the final product. These non-refundable deposits total approximately $21,100 and $51,400 as of September 30, 2023 and December 31, 2022, respectively, and are presented as Customer Deposits on the Company’s Condensed Consolidated Balance Sheets.

During the second quarter of 2022, the Company began to receive refundable deposits of $100 per unit for the recently announced Mean-Lean-Machine (“MLM”), the electric tilting trike. As of September 30, 2023 and December 31, 2022, the balance of such deposits was $120,200 and $120,600, respectively and are included as part of Customer Deposits on the Company’s Condensed Consolidated Balance Sheets.

As of September 30, 2023 and December 31, 2022, the Company’s balance of deposits received was approximately $942,100 and $962,300, respectively. Deposits are included in current liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company also has customer deposits from its employees. However, the balances of these deposits as of September 30, 2023 and December 31, 2022 are not material.

NOTE 6: MORTGAGE LOAN

On February 17, 2023, the Company’s wholly-owned subsidiary, Arcimoto Property Holding Company, LLC (“Borrower”) entered into a loan (“Mortgage Loan”) with HRE FUV Lending, LLC (the “Lender”) and issued a related Promissory Note (the “Note”) payable to the Lender. Pursuant to the Mortgage Loan and the Note, the Borrower is receiving a $6,000,000 loan secured by all the real properties of the Borrower and all equity interests of Borrower. The loan (i) has an initial term of six months with the possibility of a further six month extension upon the satisfaction of certain conditions; (ii) has an interest rate equal to 20% per annum of the first six months (with the possibility of retroactive reduction to 10% if repaid in full within such six (6) months without an event of default having occurred) and zero percent (0%) per annum for the six (6) month extension period; (iii) requires an upfront fee to Lender of $600,000 on the date the loan is made (and an additional facility fee to Lender of $300,000 if the loan is not repaid in full within the first six (6) months or if an event of default occurs); (iv) requires that, in the event of prepayment, a minimum of $600,000 in interest must have been paid (with the possibility of reduction to $300,000 if repaid in full within the first six (6) months if no event of default has occurred); (v) provides that $500,000 of the loan amount is retained as a holdback by Lender for disbursement to Borrower only after certain construction is completed at the real property and the cost of such construction is paid in full by Borrower; (vi) contemplates an increase in the interest rate if an event of default occurs; (vii) is fully guaranteed by Holdings and is subject to a limited recourse guaranty by the Company. The $500,000 holdback was received by the Company during the quarter ended June 30, 2023. On July 14, 2023, the Company extended the maturity date of the loan six months to February 2024. As a result of the extension, the Company paid a $300,000 facility fee and accrued an additional $600,000 fee to facilitate the extension, which were expensed as financing costs and interest expense, respectively.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company elected to account for this mortgage loan using the fair value option. In estimating the fair value of this debt, a discounted cash flows model was used. The required inputs include the principal, payment terms, maturity date, and yield of 10.71%. The note’s fair value measurement is classified as Level 2 under the fair value hierarchy as provided by ASC 820, “Fair Value Measurement.” The fair valuation of this mortgage loan uses inputs other than quoted prices that are observable either directly or indirectly in a discounted cash flows model. Under this option, changes in fair value of the debt are recorded as an unrealized loss on mortgage loan fair value in the Unaudited Condensed Consolidated Statements of Operations at inception of $336,194. For the three and nine months ended September 30, 2023, the Company recorded an unrealized gain of $551,574 and loss of $1,038,511, respectively. The fair value of the loan was $7,038,511 as of September 30, 2023. The Company recorded the $600,000 upfront fee to lender as financing costs in the Unaudited Condensed Consolidated Statement of Operations.

NOTE 7: EQUIPMENT NOTES PAYABLE

As of September 30, 2023, the Company has financed a total of approximately $1,936,000 of its capital equipment purchases with notes payable having monthly payments ranging from approximately $300 to $12,000, repayment terms ranging from 60 to 72 months, and effective interest rates ranging from 1.99% to 9.90%. Monthly payments for all equipment financing notes payable as of September 30, 2023 are approximately $36,300. These equipment notes mature ranging from November 2023 through May 2028. The balance of equipment financing notes payable was approximately $1,052,000 and $1,351,000 as of September 30, 2023 and December 31, 2022, respectively.

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

The components of operating lease expense recorded in the condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$167,517	$193,018	$559,133	$548,997
Short-term lease cost	4,265	52,631	71,762	104,882
Total lease cost	$171,782	$245,649	$630,895	$653,879

Variable lease cost for the three and nine months ended September 30, 2023 and 2022 was not material.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Right of use assets and lease liabilities for operating leases were recorded in the condensed consolidated balance sheets as follows:

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$821,065	$1,336,826

Operating lease liabilities, current	$505,548	$666,542
Operating lease liabilities, long-term	366,871	744,142
Total operating lease liabilities	$872,419	$1,410,684

The weighted-average remaining lease term for operating leases was 1.92 years and the weighted-average incremental borrowing rate was 8.8% as of September 30, 2023.

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$605,495	$554,751

As of September 30, 2023, future minimum lease payments required under operating leases are as follows:

2023 (Remainder)	$150,793
2024	511,786
2025	230,858
2026	58,433
Thereafter	—
Total minimum lease payments	951,870
Less: imputed interest	(79,451)
Total	$872,419

Finance Leases

As of September 30, 2023, the Company has financed through lease agreements a total of approximately $1,867,000 of its capital equipment purchases with monthly payments ranging from approximately $1,600 to $14,000, repayment terms ranging from 48 to 60 months, and effective interest rates ranging from 2.67% to 7.44%. Monthly lease payments for all finance leases as of September 30, 2023 are approximately $39,000. These lease obligations mature ranging from May 2026 through February 2028 and are secured by approximately $3,901,000 in underlying assets which have approximately $964,000 in accumulated depreciation as of September 30, 2023. The balance of finance lease obligations was approximately $1,354,995 and $1,300,011 as of September 30, 2023 and December 31, 2022, respectively.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Right of use assets and lease liabilities for finance leases were recorded in the condensed consolidated balance sheets as follows:

	September 30, 2023	December 31, 2022
Property and equipment, net	$2,937,313	$2,672,177

Finance lease liabilities, current	$394,157	$441,523
Finance lease liabilities, long-term	960,838	858,488
Total finance lease liabilities	$1,354,995	$1,300,011

The weighted-average remaining lease term for finance leases was 3.35 years and the weighted-average incremental borrowing rate was 4.51% as of September 30, 2023.

Supplemental cash flow information related to the Company’s finance leases was as follows:

	Nine Months Ended September 30,
	2023	2022
Operating cash flows from finance leases	$(63,395)	$(46,127)
Financing cash flows from finance leases	$(412,007)	$(305,296)

Amortization and interest expense information related to the Company’s finance leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense	$84,615	$57,403	$242,270	$152,508

Interest expense	$20,921	$16,148	$63,395	$46,127

As of September 30, 2023, future minimum lease payments required under finance leases are as follows:

2023 (Remainder)	$115,887
2024	463,547
2025	463,547
2026	327,444
2027	110,937
Thereafter	18,490
Total minimum lease payments	$1,499,852
Less: imputed interest	(144,857)
Total	$1,354,995

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

Arcimoto has elected to measure the note at fair value. In estimating the fair value of this debt, a binomial lattice model was used. The required inputs include the estimated term of 3.57 years, risk-free rate of 4.69%, the Company’s stock volatility of 111.91%, stock price on valuation date of $0.84, and a risk premium of 9.48%. The note’s fair value measurement is classified as Level 2 under the fair value hierarchy as provided by ASC 820, “Fair Value Measurement.” The fair valuation of this convertible note uses inputs other than quoted prices that are observable either directly or indirectly. Under this option, changes in fair value of the convertible debt are recorded as an unrealized gain or loss on convertible note fair value in the Unaudited Condensed Consolidated Statements of Operations. See Note 15 “Fair Value Measurements” for further details. As a result, the Company recorded an unrealized gain (loss) of $80,550 and $364,110 for the three and nine months ended September 30, 2023, and $1,925,190 and $(220,350) for the three and nine months ended September 30, 2022, respectively. The balance on this note is $4,523,580 and $4,887,690 at September 30, 2023 and December 31, 2022, respectively, and is classified as a long-term liability on the Company’s Condensed Consolidated Balance Sheets.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

$10,000,000 Senior Secured Convertible Note (“September 2022 Note”)

On August 31, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with a third-party investor (the “Buyer” or the “Holder”). Under the terms of the SPA, the Company issued to the Buyer the notes and warrants pursuant to a then currently effective shelf registration statement on Form S-3, which had sufficient availability for the issuance of the securities on each closing date.

Under the SPA, the Company authorized the issuance of one or more series of senior secured convertible notes of the Company, in the aggregate original principal amount of $20,000,000. Such notes shall be convertible into shares of common stock, no par value per share, of the Company. Further, the Company authorized the issuance of warrants to acquire up to an aggregate of 25,000 shares of common stock. The notes ranked senior to all outstanding and future indebtedness of the Company and its subsidiaries and was secured by a second priority perfected security interest in all of the existing and future assets of the Company and its direct and indirect subsidiaries, if any, including a pledge of all of the capital stock of each of the subsidiaries.

On September 1, 2022 (the “Issuance Date”), one note (the “September 2022 Note”) in the amount of $10,000,000 with 25,000 accompanying warrants (the “Warrants”) were issued to the Buyer. The September 2022 Note was issued with a principal amount of $10,000,000 and an original issue discount of $600,000, payable in 24 periodic installments with a coupon rate of 6%, and with a maturity date of September 1, 2024. At the option of the Company, periodic installments can be paid in either cash or common stock (at an 8% discount) to the Holder. Payments in cash were subject to an additional premium and are recorded as additional interest expense. In the event of a default, the interest rate is increased to 15%, which is the default rate. At any time on or after the Issuance Date, the Holder is entitled to convert any unpaid principal plus accrued interest at a conversion price of $5.00 per share. The SPA also provided for the Holder to require payment of principal and unpaid interest up to four times per period. This provision allowed the September 2022 Note to be settled in full over a six-month period at the Holder’s option. In addition, a certain percentage of cash received from issuances of shares in conjunction with the ATM discussed in Note 2 - Summary of Significant Accounting Policies was used to pay down the principal of the September 2022 Note.

The Warrants are exercisable at any time or times on or after the six month and one day anniversary of the Issuance Date. The Warrants expire on the fifth anniversary of the Issuance Date. The exercise price of each Warrant which is convertible to a share of common stock is $200.00. As a result of the issuance of the Series D Convertible Preferred Share in August 2023 the warrants associated with this convertible note were canceled and replaced with new warrants for 650,000 shares at an exercise price of $1.50.

The net proceeds of $9,400,000 (after discount) are bifurcated between the Warrants and the September 2022 Note. The amount allocated to the Warrants is $598,670, which is the fair value on the Issuance Date. The remaining amount (before debt issuance costs) of $8,801,330 was allocated to the September 2022 Note on the Issuance Date. The Company has elected to measure the note at fair value. In estimating the fair value of this debt, a binomial lattice model was used. The required inputs include the risk-free rate, the Company’s stock volatility, stock price on valuation date, and a risk premium. The note’s fair value measurement is classified as Level 2 under the fair value hierarchy as provided by ASC 820, “Fair Value Measurement”. Under this option, changes in fair value of the convertible debt are recorded as an unrealized gain or loss on convertible note fair value in the Unaudited Condensed Consolidated Statements of Operations. As a result of this election, debt issuance costs incurred were approximately $232,669 and are expensed in Other expense/(income) on the Unaudited Condensed Consolidated Statements of Operations. The Company also recorded an unrealized loss of $0 and $15,820 for the three and nine months ended September 30, 2023, respectively. The note was repaid in full on January 23, 2023 with a loss on extinguishment of $2,925,610 recognized for the difference between the carrying value of the note and unamortized discount and the payment made to satisfy the note. The balance of the September 2022 Note was $5,639,231 at December 31, 2022. There is no remaining availability to issue convertible notes under the SPA.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Warrants were recorded at fair value on the September 1, 2022 issuance date at $598,670 and are remeasured at fair value quarterly and are classified as a current liability on the Condensed Consolidated Balance Sheet. The Warrants were valued at September 30, 2023 using the Black-Scholes model with approximately a 5.50 year expected term, risk free interest rate of 4.39%, and an annualized standard deviation of stock price volatility of 112.20%. As a result, the Company recorded an unrealized loss of $(418,663) and $(50,440) for the three and nine months ended September 30, 2023, respectively. See Note 15 “Fair Value Measurements” for further details. The balance of the Warrants at September 30, 2023 and December 31, 2022 is $424,914 and $374,474, respectively, and is recorded as Warrant liabilities in the current liabilities section of the Company’s Condensed Consolidated Balance Sheets.

NOTE 10: MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, no par value, of which 1,500,000 shares were designated as Series A-1 Preferred Stock, 2,000,000 are designated as Class C Preferred Stock, and 1,491,534 are undesignated Preferred Stock.

The Series A-1 Preferred Stock is convertible at any time after issuance at the option of the holder into shares of common stock at the original issue price of the Series A-1 Preferred Stock. The Series A-1 Preferred Stock was also subject to mandatory conversion provisions upon an initial public offering raising $15,000,000 or more and is not redeemable. To prevent dilution, the conversion price of the Series A-1 Preferred Stock is to be adjusted for any issuance of securities, excluding exempt securities, which change the number of shares of common stock outstanding. The Series A-1 Preferred Stockholders are entitled to equal voting rights to common stockholders on an as-converted basis and receive preference to the common stockholders upon liquidation.

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

On August 14, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designation”) designating 8,466 shares out of the authorized but unissued shares of its preferred stock as Series D Convertible Preferred Stock with a stated value of $1,000 per share.

The holders of Series D Preferred Stock will be entitled to cumulative dividends at the rate of 8% per annum, accrued daily and compounded monthly. Dividends are payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the date of the first issuance of any shares of the Series D Preferred Stock and on each date in which a holder of Series D Preferred Stock delivers a notice of conversion in cash. The shares of Series D Preferred Stock have no voting rights. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the then holders of the Series D Preferred Stock are entitled to receive out of the assets available for distribution to shareholders of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon, prior and in preference to the Common Stock or any other series of preferred stock. Each share of Series D Preferred Stock is convertible (1) at any time at the option of the holder, into that number of shares of Common Stock (subject to certain beneficial ownership limitations), determined by dividing 125% of the conversion amount by $1.20 or (2) upon the Company’s common share price exceeding 300% of the conversion price.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During the three months ended September 30, 2023, 104 shares of Series D Preferred Stock were converted into 108,963 shares of common stock. As of September 30, 2023 and December 31, 2022, there were 5,542 and no shares of preferred stock issued and outstanding, respectively.

2023 Third Purchase Agreements

On August 15, 2023, the Company entered into a securities purchase agreement (the “Third Purchase Agreement”) with certain investors (collectively, the “Third Purchasers”). The Third Purchase Agreement provides for the sale, in a private placement, by the Company of an aggregate of (i) up to 8,471 shares of the Company’s 8% Series D Convertible Preferred Stock, stated value $1,000 per share (the “Series D Preferred Stock”), initially convertible into an aggregate of 1,760,298 shares of the Company’s common stock, no par value (the “Common Stock”) at a conversion price of $1.20 (the shares of Common Stock issuable upon conversion of the Preferred Shares, collectively, the “Conversion Shares”), and (ii) warrants (the “Warrants”), to purchase up to an aggregate of 14,110,835 shares of Common Stock (the “Warrant Shares,” and together with the Series D Preferred Stock, and Warrants, the “Securities”). For purposes of conversion into Common Stock, the Series D Preferred Stock has a stated value of $8,471,000, which represents an original issue discount of 20%.

The offering is to occur in two tranches. The first closing of the transaction with gross proceeds of $4,300,002, and net proceeds of $4,225,002, after cash placement agent fees, occurred on August 15, 2023 (the “First Closing”). In addition to the cash placement agent fees, the Company issued 269 share of Series D Preferred Stock and 448,334 warrants as placement agent compensation for the August 15, 2023 offering. A total of 5,646 shares of Series D Preferred Stock were issued in the First Closing. The second closing of the transaction can only occur after the date that the Company has received shareholder approval of the transaction and the Common Stock underlying the Securities has been registered with the SEC, subject to the satisfaction of customary closing conditions (the “Second Closing”). As of September 30, 2023, the Second Closing has not yet occurred due to the low trading volume of the Company’s Common Stock.

The Series D Preferred Stock is classified as a mezzanine equity and is recorded at fair value at the time of issuance. The fair value of the Series D Preferred Stock was determined to be $4,418,015 utilizing a binomial lattice model at the date of issuance. The assumptions used in the lattice model were a 1.90-year term, risk free interest rate of 4.97%, risk adjusted rate of 30.00%, and an annualized standard deviation of stock price volatility of 117.25%. Share issuance costs of $158,787 were accounted for as a reduction in the Series D Preferred Stock totaling a carrying value of $4,259,228 on the date of issuance. The value of the Series D Preferred Stock is accreted to redemption value of $4,377,422 at September 30, 2023. The Company recorded a reduction to additional paid in capital of $118,194 related to the redemption value accretion for the three and nine months ended September 30, 2023.

Each Warrant has an exercise price of $1.50 per share and is exercisable upon the earlier of (i) six months from the First Closing date or (ii) the date that the Company has received shareholder approval of the transaction and the common stock underlying such Warrants has been registered with the SEC for resale (the “Initial Exercise Date”), subject to certain ownership limitations and will expire on the fifth anniversary of the Initial Exercise Date. The Company has determined that the Warrants are liability classified. The fair value of the Warrants was determined utilizing a Black-Scholes model at the dates of issuance. The assumptions used in the Black-Scholes model were a 5.00 year expected term, risk free interest rate of 4.30%, and an annualized standard deviation of stock price volatility of 111.09%. The grant date fair value of the Warrants was $9,618,708. The Warrants were remeasured at fair value using a Black-Sholes model using a 4.88 year expected term, risk free interest rate of 4.6%, and an annualized standard deviation of stock price volatility of 113.57% resulting in a fair value of $5,930,349 at September 30, 2023. The Warrants are classified as a current liability on the Condensed Consolidated Balance Sheets. As a result, the Company recorded an unrealized gain of $3,688,359 for the three and nine months ended September 30, 2023 in the Condensed Consolidated Statements of Operations.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The second tranche right associated with the Second Closing was determined to be a liability classified freestanding financial instrument that requires bifurcation from the initial Series D Preferred Stock issued. The fair value of the bifurcated derivative at issuance was $2,264,629 and is remeasured at a fair value of $1,195,018 at September 30, 2023 as is recorded as a current liability on the Condensed Consolidated Balance Sheets. The fair value was measured as the difference between the forward value of the second tranche less the expected proceeds to be received. The conversion options on the Series D Preferred Stock from the First Closing were also determined to be liability classified freestanding financial instruments that require bifurcation. The fair value of the bifurcated derivative at issuance was $4,365,786 and are remeasured at a fair value of $2,239,309 at September 30, 2023 as is recorded as a long-term liability on the Condensed Consolidated Balance Sheets. The fair value was measured as the difference between the Series D Preferred Stock with and without the conversion options. Both of the derivatives are measured at fair value each reporting period with the change in fair value recorded in the Condensed Consolidated Statements of Operations. The Company recorded an unrealized gain of $3,196,088 for the three and nine months ended September 30, 2023 related to the derivatives in the Condensed Consolidated Statements of Operations.

As the fair value of the Series D Preferred Stock, Warrants and derivative liabilities was greater than the cash proceeds received from the offering, the Company recorded the excess of fair value over proceeds received of $16,283,349 as financing costs for the three and nine months ended September 30, 2023 in the Condensed Consolidated Statements of Operations.

Common Stock

The Company has reserved a total of 1,848,241 and 378,296 shares of its common stock pursuant to the equity incentive plans (see Note 11 – Stock-Based Payments) as of September 30, 2023 and December 31, 2022, respectively. The Company has 348,241 and 278,296 stock units, options and warrants outstanding under these plans as of September 30, 2023 and December 31, 2022, respectively.

The Company has no shares and 25,000 shares of its common stock reserved for warrants issued outside of the equity incentive plans as of September 30, 2023 and December 31, 2022, respectively.

Exercise of Stock Options and Warrants

A total of 223 employee options, with an exercise price of $34.24 per share, were exercised for total proceeds to the Company of $7,636 during the three months ended September 30, 2022. A total of 2,202 employee options, with exercise prices ranging from $34.20 to $50.00 per share were exercised for total proceeds to the Company of $91,095 during the nine months ended September 30, 2022. No employee options were exercised during the three and nine months ended September 30, 2023.

No warrants were exercised during the nine months ended September 30, 2023. A total of 400 employee warrants, with an exercise price of $50.00 per share, were exercised for total proceeds to the Company of $20,000 during the nine months ended September 30, 2022.

A total of 15,336 and 20,136 employee restricted stock units vested and were converted into common shares during the three and nine months ended September 30, 2023, respectively. A total of 460 employee restricted stock units vested and were converted into common shares during the nine months ended September 30, 2022.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Offerings of Common Stock and Warrants

2023 Purchase Agreements

On January 18, 2023, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain investors (collectively, the “First Purchasers”). The Purchase Agreements provide for the sale and issuance by the Company of an aggregate of (i) 3,300,000 shares (the “Shares”) of the Company’s common stock, no par value per Share (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 700,000 shares of common stock and (iii) warrants (the “Common Warrants” and, together with the Shares and the Pre-Funded Warrants, the “Securities”) to purchase up to 4,000,000 shares of common stock. The offering price per Share and associated Common Warrants is $3.00. The offering price per Pre-Funded Warrant and associated Common Warrant is $2.9999.

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

Both the Pre-Funded and Common Warrants contain provisions regarding settlement in the event of a fundamental transaction that calculate the fair value of the warrants using a prespecified volatility assumption that was not consistent with the input used to value the warrants at issuance which causes the warrants to be classified as liabilities.

The Pre-Funded Warrants are recorded at fair value on January 18, 2023 at $1,735,941. As the Pre-Funded Warrants were immediately exercised, the fair value is recorded in equity. The Common Warrants are recorded at fair value on January 18, 2023 at $7,951,393 and are remeasured at a fair value of $2,055,008 at September 30, 2023 and are classified as a current liability on the Condensed Consolidated Balance Sheets. As a result, the Company recorded an unrealized gain of $2,194,743 and $5,896,385 for the three and nine months ended September 30, 2023, respectively, in the Condensed Consolidated Statements of Operations.

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

2023 Second Purchase Agreements

On June 12, 2023, the Company entered into securities purchase agreements (the “Second Purchase Agreements”) with certain investors (collectively, the “Second Purchasers”). The Second Purchase Agreements provide for the sale and issuance by the Company of an aggregate of 1,467,648 shares (the “Shares”) of the Company’s common stock, no par value per share (the “Common Stock”), in a registered direct offering and warrants (the “Warrants” and, together with the Shares, the “Securities”) to purchase up to 2,935,296 shares of Common Stock in a concurrent private placement (the transactions contemplated by the Second Purchase Agreements are referred to herein as the “Second Offering”). The offering price per Share and associated Warrant is $1.70. Each Warrant has an exercise price of $1.75 per share, will be exercisable six months after issuance subject to certain ownership limitations and will expire on the fifth anniversary of the date on which the Warrants become exercisable.

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

The Company paid the Placement Agent a cash fee equal to $275,000 which was 5.0% of the aggregate purchase price paid by all Second Purchasers in connection with the sale of the Securities, and warrants to purchase a number of shares of Common Stock equal to 5% of the Shares (the “Placement Agent Warrants”). The Company issued 73,529 Placement Agent Warrants. The Placement Agent Warrants have a five-year term, and are exercisable beginning six months after the closing of the Second Offering at a price of $1.87 per share. The Company recorded the aggregate placement agent fees as financing costs in the Condensed Consolidated Statements of Operations.

The Warrants issued to the Second Purchasers are recorded at fair value on June 12, 2023 at $3,906,366 and are remeasured at a fair value of $1,842,282 at September 30, 2023 and are classified as a current liability on the Condensed Consolidated Balance Sheets. As the fair value of the Warrants was greater than the cash proceeds received from the offering, the Company recorded the excess of warrant fair value over proceeds received of $1,404,374 as financing costs. The 1,467,648 common shares issued in the offering had a fair value of $2,362,914. The fair value of the common shares issued were recorded as additional financing costs in the transaction because the aggregate fair value of the liability classified warrants and the common shares issued exceeded the offering proceeds. The Placement Agent Warrants are recorded at fair value on June 12, 2023 at $95,740 and are remeasured at a fair value of $44,410 at September 30, 2023 and are also classified as a current liability on the Condensed Consolidated Balance Sheets. As a result, the Company recorded an unrealized gain of $1,686,806 and $2,108,424 for the three and nine months ended September 30, 2023 for the Warrants and Placement Agent Warrants in the Condensed Consolidated Statements of Operations.

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

The Company issued and sold 188,664 shares of common stock during the three months ended September 30, 2022, in connection with the Sales Agreement at per share prices between $28.80 and $67.00, resulting in net proceeds to the Company of $10,177,356 after subtracting offering expenses. The Company issued and sold 391,985 shares of common stock during the nine months ended September 30, 2022, in connection with the Sales Agreement at per share prices between $28.80 and $143.60, resulting in net proceeds to the Company of $26,493,094 after subtracting offering expenses. There were no transactions during the three and nine months ended September 30, 2023 under the Sales Agreement due to the one-year restrictions discussed in Note 2.

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

Stock-based compensation, including stock options, warrants and stock issued for compensation and services is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$245,026	$453,978	$894,626	$1,425,055
Research and development	110,724	275,290	421,570	897,866
Sales and marketing	188,395	314,967	625,271	1,004,621
General and administrative	111,676	505,772	789,394	1,445,595
Total	$655,821	$1,550,007	$2,730,861	$4,773,137

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

The 2022 Plan provides the Company the ability to grant shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or non-qualified stock options (“NQSOs”) and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. During the nine months ended September 30, 2023, the Company issued 100,000 restricted stock awards under the plan, which vested immediately. There is no non-vested compensation expense as of September 30, 2023. Awards that are forfeited generally become available for grant under the 2022 Plan.

Stock-based compensation expense under the 2022 Plan for the three and nine months ended September 30, 2023 was $0 and $258,923, respectively, recorded in the Unaudited Condensed Consolidated Statements of Operations. There was no stock-based compensation expense under the 2022 Plan for the three and nine months ended September 30, 2022.

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

The 2018 Plan provides the Company the ability to grant to employees, directors, consultants or advisors shares of common stock of the Company through the grant of equity awards, including, but not limited to, options that are incentive stock options or NQSOs and restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. As of September 30, 2023, the Company had a remaining reserve of 220,489 shares of common stock under the 2018 Plan for outstanding grants. Since approval of the 2022 Plan, awards that are forfeited no longer become available for grant under the 2018 Plan.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation expense under the 2018 Plan for the three and nine months ended September 30, 2023 was $655,821 and $2,470,263, respectively. Stock-based compensation expense under the 2018 Plan for the three and nine months ended September 30, 2022 was $1,548,773 and $4,750,995, respectively, recorded in in the Condensed Consolidated Statements of Operations.

During the first nine months of 2022, unqualified and qualified options to purchase 108,303 shares of common stock were granted to employees and vendors/consultants under the 2018 Plan with a grant date fair value of approximately $6,162,000. The options were valued using the Black-Scholes option pricing model with approximately a 6.1 year expected term, risk free interest rate of 2.2%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 60.97%. These options vest over three years.

During the first nine months of 2022, 23,690 restricted stocks were issued to certain personnel and outside consultants with a grant date fair value of approximately $1,514,000. These shares were valued by using the closing date of the Company’s stock price on the date of the grant. These awards have various vesting terms, ranging from immediate vesting to one year.

No options were granted or restricted stock issued during the first nine months of 2023 under the 2018 Plan.

Total compensation cost related to non-vested awards issued under the 2018 Plan not yet recognized as of September 30, 2023 was approximately $2,666,461 and will be recognized on a straight-line basis through July 2025 based on the respective vesting periods. The amount of future stock option compensation expense could be affected by any future option grants or forfeitures.

2015 Stock Incentive Plan

The 2015 Plan provides the Company the ability to grant to employees, directors, consultants, or advisors shares of common stock of the Company through the grant of options that are incentive stock options or NQSOs and/or the grant of restricted stock, provided that only employees are entitled to receive incentive stock options in accordance with IRS guidelines. 50,000 shares of common stock were authorized for issuance under the 2015 Plan. Since approval of the 2022 Plan, awards that are forfeited no longer become available for grant under the 2015 Plan. As of September 30, 2023, 25,688 shares of common stock were reserved for issuance pursuant to stock options that are outstanding.

Stock-based compensation expense under the 2015 Plan for the three and nine months ended September 30, 2023 was $0 and $1,675, respectively. Stock-based compensation expense under the 2015 Plan for the three and nine months ended September 30, 2022 was $1,234 and $22,142, respectively, recorded in in the Condensed Consolidated Statements of Operations.

There is no non-vested compensation expense as September 30, 2023 as all awards were fully vested as of May 2023.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company might become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters arising in the ordinary course of our business. The Company has an accounting policy to record an accrual of legal costs on the basis of an estimate of future legal costs. As of September 30, 2023, the Company had no accrual for future legal costs..

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 13: RELATED PARTY TRANSACTIONS

Arcimoto may, from time to time, sell to its management and employees at a discounted price. Sales to such parties for the three and nine months ended September 30, 2023 were not material. Also, from time to time, the Company may make certain purchases from an entity owned by the former Chief Operating Officer. For the three and nine months ended September 30, 2023, no purchases were made and the amount owed to the related party was nil.

On May 26, 2023, the Company entered into a $500,000 promissory note with a director of the Company (the “Related Party Note”). The principal was due and payable in cash on the earlier of (a) June 25, 2023; or (b) the date the Company raises third-party capital in an amount equal to or in excess of the principal (“Maturity Date”) in either cash or, at the option of the holder, in the event the Arcimoto issues convertible promissory notes in an offering led, or participated, by Ducera Investments LLC (“Ducera”) to third parties before the Maturity Date, in a convertible promissory note on the same terms as purchased by such third parties. On the Maturity Date, the Company paid the holder a fixed interest amount of $75,000 in the Company’s common stock calculated based on the closing stock price on the Maturity Date.

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

NOTE 14: SEGMENT REPORTING

Arcimoto has three reportable segments that are identified based on its product lines and services: fun utility vehicles (“FUV”), rental and TMW. The FUV segment consists of the sale of its electric vehicle product lines while the rental segment’s operations involve generating revenue from the short-term rental of its electric vehicles via various channels or networks. The TMW segment engages in the design, production, sales, and installation of a bolt on kit that converts a two wheeled motorcycle into a tilting three wheeled motorcycle.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The reportable segments were identified based on how the Chief Operations Decision Maker (“CODM”), which in the Company’s case, is the Chief Executive Officer (“CEO”), allocates resources to the various operations. The following tables disclose the financial information used by the CODM in allocating the Company’s resources.

	For the Three Months Ended
	September 30, 2023				September 30, 2022
	FUV	Rental	TMW	Total	FUV	Rental	TMW	Total
Revenues	$879,473	$64,618	$166,160	$1,110,251	$1,675,428	$145,470	$203,307	$2,024,205

Operating loss	(7,268,731)	(176,051)	(180,994)	(7,625,776)	(17,795,421)	(636,466)	(485,946)	(18,917,833)
Financing costs				16,583,349				—
Unrealized (gain) loss on convertible note, mortgage loan, warrants and derivatives fair value				(10,979,457)				(2,122,828)
Interest expense, net				715,613				84,945
Other (income) expense, net				97,787				83,749
Income tax (expense)				—				—
Net loss				$(14,043,068)				$(16,963,699)

	For the Nine Months Ended
	September 30, 2023				September 30, 2022
	FUV	Rental	TMW	Total	FUV	Rental	TMW	Total
Revenues	$3,515,136	$161,485	$547,504	$4,224,125	$3,205,783	$211,786	$756,210	$4,173,779

Operating loss	(21,228,188)	(609,323)	(552,211)	(22,389,722)	(44,139,916)	(1,576,960)	(1,307,407)	(47,024,283)
Financing costs				21,827,173				—
Unrealized (gain) loss on convertible note, mortgage loan, warrants and derivatives fair value				(14,148,595)				22,712
Interest expense, net				1,027,399				258,851
Loss on debt extinguishment				2,925,610				—
Other (income) expense, net				113,688				12,553
Income tax (expense)				(7,042)				(3,200)
Net loss				$(34,142,039)				$(47,321,599)

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 15: FAIR VALUE MEASUREMENTS

The Company records certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company used the following methods and assumptions to estimate the fair value of instruments:

●	Cash and cash equivalents – The carrying amount reported on the Condensed Consolidated Balance Sheets approximates fair value.

●	Accounts receivable – The carrying amount reported on the Condensed Consolidated Balance Sheets approximates fair value.

●	Accounts payable and accrued expenses—The carrying amount reported on the Condensed Consolidated Balance Sheets approximates fair value.

●	Warrant liabilities – Fair value is estimated using the Black-Scholes option pricing model with inputs and assumptions including the Company’s equity valuation, expected volatility, expected duration of the warrants, and associated risk-free rate.

●	Derivative liabilities – Fair value is estimated using a binomial lattice methodology with inputs and assumptions including the Company’s equity valuation, expected volatility, expected duration of the warrants, and associated risk-free rate.

●	Convertible Notes carried under the fair value option – Fair value is estimated using a binomial lattice methodology with inputs and assumptions including the Company’s equity valuation, expected volatility, expected duration of the warrants, and associated risk-free rate.

●	Mortgage Loan carried under the fair value option – Fair value is estimated used a discounted cash flow model.

Assets and liabilities measured at fair value are classified into the following categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.

●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

●	Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

ARCIMOTO, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our financial liabilities as of September 30, 2023 and December 31, 2022 that are measured at fair value on a recurring basis during the period (in thousands):

	September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Warrant liabilities	$10,297	$-	$10,297	$-
Derivative liabilities	3,434	-	3,434	-
Convertible notes	4,524	-	4,524	-
Mortgage loan	7,039	-	7,039	-
Total	$25,294	$-	$25,294	$-

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Warrant liabilities	$374	$-	$374	$-
Derivative liabilities	-	-	-	-
Convertible notes	10,527	-	10,527	-
Mortgage loan	-	-	-	-
Total	$10,901	$-	$10,901	$-

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are valued using Level 1 inputs while warrant liabilities, derivative liabilities, and convertible notes and the mortgage loan where the fair value option has been elected are valued using Level 2 inputs. For the three and nine months ended September 30, 2023, the Company recorded an unrealized gain of $10,979,457 and $14,148,595, respectively, on the change in fair value of these liabilities.

Refer to Note 6 – Mortgage Loan, Note 9 – Convertible Notes, and Note 10 – Stockholders’ Equity for the significant inputs and assumptions used in the valuation model for each respective financial instrument.

NOTE 16: SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the unaudited condensed consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and up to the time of filing with the Securities and Exchange Commission. The discussions that follow reflect this evaluation.

The Company has been sued in the Circuit Court of the State of Oregon, DWFritz Automation, LLC (“DWFritz”) v. Arcimoto et al. (Case No. 23CV45784 filed on November 7, 2023) for breach of contract. DWFritz contends that through the exchange of purchases order and related documents DWFritz agreed to provide Arcimoto for certain concept, design, and manufacturing products and services. DWFritz contends they fully performed and completed work under the purchase order through the third stage, which Arcimoto failed to pay on the contractually agreed upon due date. As of September 30, 2023, the Company had $871,722 accrued related to the amounts owed to DWFritz.

The Company has been sued in the state of New Jersey by Highland Capital for breach of contract. Highland Capital is seeking payment in the amount of $255,799, plus interest, attorney fees, and expense.

The Company has been sued by Roush Industries filed on January 31, 2024 for breach of contract. Roush Industries is seeking payment in the amount of $553,052, plus 18% interest beginning on September 13, 2023, as well as attorney fees and plaintiff costs.

The Company has been sued in the United States District Court for the Northern District of Illinois Eastern Division, Deutsche Leasing USA, Inc. (“Deutsche Leasing”) v Arcimoto, Inc (Case No. 24-cv-00429 filed on January 25, 2024) for breach of contract. Deutsche Leasing is seeking payment of $521,792, including accelerated future principal owed under Financing Agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022 should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2023. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

The Company’s primary focus is on volume-production planning and reaching sustainable profitability. On April 19, 2021, the Company purchased an approximately 220,000 square-foot facility to expand production capabilities. The Company produced its 1000th FUV in June 2023, and is executing on its growth strategy while working to secure additional financing.

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

The Company is focused on generating sales and rental revenue in the states where we have current rental operations and/or delivery options available for customers: California, Florida, Washington, Oregon, Nevada, Hawaii and Arizona. The Company is now accepting orders from customers in New York, New Jersey, Pennsylvania, Maryland, Virginia, Georgia, Texas, and Washington D.C. While we expand geographical boundaries of our business operations, we also plan to expand and improve on the customers’ retail experiences by including additional rental partnerships and pop-up demo drive experiences through new Customer Experience Centers. We opened our Honolulu Experience Center on August 20, 2022. The Company intends to increase our conversion rate for both our rental operations and demo drives through increased engagement at each step of our customer journey and grow our drive volume by expanding our geographical footprint through various channels. These various channels include, but are not limited to, our rental operations, pop-up demo centers in high traffic flagship markets, strategic events and shows throughout the country and identifying new markets and expanding our brand awareness.

At September 30, 2023, the order backlog for our vehicles is 12, defined as a vehicle order with a customer deposit, likely configured and expecting delivery. The conversion rate from order backlog to actual sales is approximately 8.4%. During the first nine months of 2023, the volume of demo drives made by potential customers was 1,656.

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

We have conducted multiple pilot programs with various partners to add credence to the business case for a lightweight rapid response electric vehicle. Rapid responders have been well received under these pilot programs. We will continue to build Rapid Responders in cadence with sales orders, delivered to customers via specialized upfitters, to support commercial new pilot programs.

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

Our business has been consistently generating negative cash flow from operations. Some of this is offset with better working capital management resulting in shorter days sales outstanding than days payable outstanding. We are also likely to see heightened levels of capital expenditures during certain periods depending on the specific pace of our capital-intensive projects and rising material prices and increasing supply chain and labor expenses resulting from changes in global trade conditions. Moreover, while our stock price was significantly elevated during parts of 2021, we saw higher levels of exercise of investor warrants and options from employee equity plans, which obligates us to deliver shares pursuant to the terms of those agreements. In the long run, we expect our ability to be self-funding to be achieved as we approach a sales volume of approximately 2,500 vehicles per year and as long as macroeconomic factors support growth in our sales, and engineering cost reductions and volume pricing improve materials cost. On November 11, 2022, our shareholders approved an agreement to obtain additional funding (with certain restrictions) in order to finance our operations and growth with a $50,000,000 equity line of credit. Due to the January 18, 2023 common stock and warrant offering, the Company is restricted from utilizing the equity line of credit or the Canaccord Genuity LLC at-the-market (“ATM”) facility for a period of one year. The shareholders also approved a reverse stock split of the Company’s stock of 1-for-20 that was completed on November 11, 2022. These series of actions allow us to access funds from the capital markets which will be used to fund our operations in the foreseeable future. We also completed offerings of our Common Stock and warrants which resulted in proceeds of approximately $13,362,000 for the nine months ended September 30, 2023, after deducting placement agent fees and offering expenses.

Operating expenses decreased by approximately 59% or $8,181,000 for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and 50% or $16,874,000 for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease was primarily due to, among other things, a reduction in workforce, as the number of employees decreased by approximately 63%, from 325 as of September 30, 2022, to 120 employees as of September 30, 2023. The decrease in staff was due to a company-wide restructuring program in the fourth quarter of 2022 that was aimed at reducing overall overhead costs. We continue to monitor staffing levels in order to meet operational needs.

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

Convertible Notes, Mortgage Loan, Derivative Liabilities, and Warrants

We have elected the fair value option under ASC 825-10-25 to account for the $4,500,000 and $10,000,000 convertible notes, as well as the mortgage loan and warrants. In addition, the mezzanine classified Series D 8% Convertible Preferred Stock was initially value at fair value using a binomial lattice model. The conversion option and tranched rights associated with the Series D 8% Convertible Preferred Stock (the derivative liabilities) were valued using a with or without and Black-Scholes model, respectively. We have utilized a binomial lattice methodology in estimating the fair values of the convertible notes. The mortgage loan fair value was estimated using a discounted cash flow model. The warrant fair values were estimated using a Black Scholes model. The fair value measurements are classified as Level 2 under the fair value hierarchy as provided by ASC 820, “Fair Value Measurement”. The fair valuation of these convertible notes, mortgage loan, derivatives, and warrants use inputs other than quoted prices that are observable either directly or indirectly. Under this option, changes in fair value are recorded as unrealized gain/loss on changes in fair value in the Condensed Consolidated Statements of Operations.

Results of Operations

Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

The following table summarizes the Company’s results of operations:

	Three Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Revenue	$1,110,251	$2,024,205	$(913,954)	(45)%
Cost of goods sold	2,962,363	6,987,035	(4,024,672)	(58)%
Gross loss	(1,852,112)	(4,962,830)	3,110,718	(63)%

Operating expenses:
Research and development	1,163,808	6,521,379	(5,357,571)	(82)%
Sales and marketing	1,340,067	3,321,862	(1,981,795)	(60)%
General and administrative	3,076,497	4,099,354	(1,022,857)	(25)%
(Gain) loss on sale of asset	193,292	12,408	180,884	N/A
Total operating expenses	5,773,664	13,955,003	8,181,339	(59)%

Loss from operations	(7,625,776)	(18,917,833)	11,292,057	(60)%

Other (income) expense:
Financing costs	16,583,349	—	16,583,349	N/A
Unrealized (gain) loss on convertible notes, mortgage loan, warrants and derivatives fair value	(10,979,457)	(2,122,828)	(8,856,629)	417%
Interest expense	715,613	84,945	630,668	742%
Other expense, net	97,787	83,749	14,038	17%
Total other (income)	(6,417,292)	(1,954,134)	(8,371,426)	(428)%

Loss before income tax expense	(14,043,068)	(16,963,699)	2,920,631	(17)%

Income tax expense	—	—	—	N/A

Net Loss	$(14,043,068)	$(16,963,699)	$2,920,631	(17)%

Revenues

Total revenue decreased approximately $914,000 or 45% for the three months ended September 30, 2023, compared to the same period last year. The decrease was primarily due to having sold less vehicles and a decrease in rental revenue.

The Company had approximately $1,110,000 in revenue, comprising approximately $879,000 in revenue, net of discounts, from the sales of our vehicles and related products and accessories, approximately $166,000 in TMW net revenue and approximately $65,000 in net revenue from rental operations during the three months ended September 30, 2023. We had approximately $2,024,000 in revenue, comprising approximately $1,675,000 in net revenue from the sales of our vehicles, approximately $203,000 in TMW net revenue and approximately $145,000 in net revenue from rental operations during the three months ended September 30, 2022.

Cost of Goods Sold (“COGS”)

Cost of goods sold decreased by approximately $4,025,000 or 58%, primarily driven by the reduction in workforce and decreases in certain manufacturing-related materials, as we scaled purchasing to match demand.

The Company had approximately $2,962,000 in COGS, comprising approximately $1,763,000 in manufacturing labor and overhead, $773,000 for FUV material and freight costs from the sale of our vehicles, $169,000 related to our rental operations, $120,000 related to TMW, $108,000 in warranty costs, and adjustments to inventory for purchase price variance and scrap during the three months ended September 30, 2023. Included in the manufacturing, labor and overhead costs are payroll and employee-related costs of approximately $797,000 while the remaining costs consist of consulting services, freight, and depreciation, among other things.

The Company had approximately $6,987,000 in COGS, comprising approximately $4,289,000 in manufacturing, labor, and overhead, $1,667,000 for FUV material and freight costs from the sale of our vehicles, $250,000 related to our rental operations, $179,000 related to TMW, $202,000 in warranty costs, and $401,000 from an adjustment to inventory for purchase price variance, obsolescence and scrap, during the three months ended September 30, 2022. Included in the manufacturing, labor and overhead costs are payroll and employee-related costs of $2,340,000 while the remaining costs consist of consulting services, freight, and depreciation, among other things.

Operating Expenses

Research and Development (“R&D”) Expenses

R&D expenses decreased by $5,358,000 or 82% during the three months ended September 30, 2023 as compared to the same period last year primarily due to the reduction in workforce, a corresponding reduction in stock-based compensation relating from fewer employees, and a 70% reduction in consulting services and 97% decrease in R&D projects. R&D expenses for the three months ended September 30, 2023 and 2022 were approximately $1,164,000 and $6,521,000, respectively.

Sales and Marketing (“S&M”) Expenses

S&M expenses for the three months ended September 30, 2023 and 2022 were approximately $1,340,000 and $3,322,000, respectively. The primary reasons for the decrease in S&M expenses during the three months ended September 30, 2023 of approximately $1,982,000, or 60%, as compared to the prior period were the reduction in workforce, a corresponding reduction in stock-based compensation resulting from fewer employees, and a 72% reduction in advertising expenses.

General and Administrative (“G&A”) Expenses

G&A expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the three months ended September 30, 2023 were approximately $3,076,000 as compared to approximately $4,099,000 for the same period last year, representing an decrease of approximately $1,023,000, or 25%. The decrease was primarily due to, among other things, the reduction in workforce, the corresponding reduction in stock-based compensation resulting from fewer employees and a 100% reduction in lobbying costs.

Financing Costs

We recorded financing costs of approximately $16,583,000 for the three months ended September 30, 2023 consisting of $300,000 facility fee on the Mortgage Loan and the excess of the issuance date fair value of the warrants and Series D Preferred Stock issued in August 2023 over the cash proceeds received resulting in financing costs of $16,283,000.

Unrealized Gain on Convertible Note, Mortgage Loan, Warrants and Derivatives

We recorded an unrealized gain of approximately $10,979,000 for the three months ended September 30, 2023, as a result of the mark-to-market to fair value for our convertible notes, mortgage loan, warrant liabilities, and derivatives in accordance with the election of the fair value option under ASC 825-10. For the three months ended September 30, 2022, we recorded an unrealized gain of approximately $2,123,000 as a result of the mark-to-market to fair value for our convertible notes in accordance with the election of the fair value option under ASC 825-10 and the bifurcated warrants issued in conjunction with our $10,000,000 convertible note.

Interest Expense

Interest expense for the three months ended September 30, 2023 was approximately $716,000, as compared to $85,000 during the three months ended September 30, 2022. The increase in interest expense was due to a $28,000 payment made to an equipment vendor for interest on an outstanding payable balance, and $660,000 for interest on the notes payable - related party.

Other (income) expense, net

Other (income) expense, net for the three months ended September 30, 2023 was approximately $98,000, as compared to $84,000 during the three months ended September 30, 2022. The increase in expense was due to a purchase order cancellation charge paid to a vendor.

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

The following table summarizes the Company’s results of operations:

	Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Revenue	$4,224,125	$4,173,779	$50,346	1%
Cost of goods sold	9,428,102	17,138,644	(7,710,542)	(45)%
Gross loss	(5,203,977)	(12,964,865)	7,760,888	(60)%

Operating expenses:
Research and development	3,717,276	14,144,395	(10,427,119)	(74)%
Sales and marketing	4,260,985	9,318,647	(5,057,662)	(54)%
General and administrative	8,792,451	10,583,968	(1,791,517)	(17)%
Loss on sale of asset	415,033	12,408	402,625	N/A
Total operating expenses	17,185,745	34,059,418	16,873,673	(50)%

Loss from operations	(22,389,722)	(47,024,283)	24,634,561	(52)%

Other (income) expense:
Financing costs	21,827,173	—	21,827,173	N/A
Unrealized (gain) loss on convertible notes, mortgage loan, warrants and derivatives fair value	(14,148,595)	22,712	(14,171,307)	(62396)%
Loss on debt extinguishment	2,925,610	—	2,925,610	N/A
Interest expense	1,027,399	258,851	768,548	297%
Other expense, net	113,688	12,553	101,135	806%
Total other expense	11,745,275	294,116	(11,451,159)	3893%

Loss before income tax expense	(34,134,997)	(47,318,399)	13,183,402	(28)%

Income tax expense	(7,042)	(3,200)	(3,842)	120%

Net Loss	$(34,142,039)	$(47,321,599)	$13,179,560	(28)%

Revenues

Total revenue increased approximately $50,000 or 1% for the nine months ended September 30, 2023, compared to the same period last year. The increase was primarily due to an increase in outside services revenue which relates to the fabrication of service parts for a customer using the Company’s manufacturing equipment.

The Company had approximately $4,224,000 in revenue, net of discounts, comprising approximately $3,515,000 in net revenue from the sales of our vehicles and related products and accessories, approximately $548,000 in TMW net revenue and approximately $161,000 in net revenue from rental operations during the nine months ended September 30, 2023. We had approximately $4,174,000 in revenue, comprising of approximately $3,206,000 in net revenue from the sales of our vehicles, approximately $756,000 in TMW net revenue and approximately $212,000 in net revenue from rental operations during the nine months ended September 30, 2022.

Cost of Goods Sold (“COGS”)

Cost of goods sold decreased by approximately $7,711,000 or 45%, primarily driven by the reduction in workforce, the corresponding reduction in stock-based compensation resulting from fewer employees, and a 12% and 32% reduction in freight and consumable costs, respectively.

The Company had approximately $9,428,000 in COGS, comprising approximately $5,219,000 in manufacturing, labor and overhead, $2,848,000 for FUV material and freight costs from the sale of our vehicles, $568,000 related to our rental operations, $387,000 related to TMW, $443,000 in warranty costs. Also included were adjustments to inventory for purchase price variance and scrap during the nine months ended September 30, 2023. Included in the manufacturing, labor and overhead costs are payroll and employee-related costs of approximately $2,253,000 while the remaining costs consist of consulting services, freight, and depreciation, among other things.

The Company had approximately $17,139,000 in COGS, comprising approximately $11,362,000 in manufacturing, labor, and overhead, $3,158,000 for FUV material and freight costs from the sale of our vehicles, $536,000 related to our rental operations, $586,000 related to TMW, $402,000 in warranty costs, and $1,094,000 from an adjustment to inventory for purchase price variance, obsolescence and scrap, during the nine months ended September 30, 2022. Included in the manufacturing, labor and overhead costs are payroll and employee-related costs of $6,524,000 while the remaining costs consist of consulting services, freight, and depreciation, among other things.

Operating Expenses

Research and Development (“R&D”) Expenses

R&D expenses decreased by $10,427,000 or 74% during the nine months ended September 30, 2023, as compared to the same period last year primarily due to the reduction in workforce, the corresponding reduction in stock-based compensation resulting from fewer employees, and a 79% reduction in consulting services, and an 85% reduction in R&D projects. R&D expenses for the nine months ended September 30, 2023 and 2022 were approximately $3,717,000 and $14,144,000, respectively.

Sales and Marketing (“S&M”) Expenses

S&M expenses for the nine months ended September 30, 2023 and 2022 were approximately $4,261,000 and $9,319,000, respectively. The primary reasons for the decrease in S&M expenses during the nine months ended September 30, 2023 of approximately $5,058,000, or 54%, as compared to the prior period were the reduction in workforce, the corresponding reduction in stock-based compensation resulting from fewer employees, and a 64% reduction in advertising expenses.

General and Administrative (“G&A”) Expenses

G&A expenses consist primarily of personnel and facilities costs related to executives, finance, human resources, information technology, as well as legal fees for professional and contract services. G&A expenses for the nine months ended September 30, 2023 were approximately $8,792,000 as compared to approximately $10,584,000 for the same period last year, representing a decrease of approximately $1,792,000, or 17%. The decrease was primarily due to, among other things, the reduction in workforce, the corresponding reduction in stock-based compensation resulting from fewer employees, a 91% reduction in lobbying costs, and a 51% reduction in consulting services.

Financing Costs

We recorded financing costs of approximately $21,827,000 for the nine months ended September 30, 2023, consisting of $600,000 related to the loan fee and $300,000 facility fee on the Mortgage Loan, the excess of the issuance date fair value of the warrants and common shares issued in June 2023 over the cash proceeds received resulting in financing costs of $3,767,000, the excess of the issuance date fair value of the warrants and Series D 8% Preferred Stock issued in August 2023 over the cash proceeds received resulting in financing costs of $16,283,000 and offering costs for liability classified warrants of $877,000.

Unrealized Gain on Convertible Note, Mortgage Loan and Warrants

We recorded an unrealized gain of approximately $14,149,000 during the nine months ended September 30, 2023 as compared to approximately $23,000 of unrealized loss for the same period last year, as a result of the mark-to-market to fair value for our convertible notes, mortgage loan and warrant liabilities in accordance with the election of the fair value option under ASC 825-10.

Loss on debt extinguishment

Loss on debt extinguishment for the nine months ended September 30, 2023 was approximately $2,926,000 related to the extinguishment of the September 2022 Convertible Note.

Interest Expense

Interest expense for the nine months ended September 30, 2023 was approximately $1,027,000, as compared to $259,000 during the nine months ended September 30, 2022. The increase in interest expense was related to the $102,000 payment made to a capital equipment vendor for interest on an outstanding payable balance, and $660,000 for interest on the notes payable, and $75,000 for interest on the notes payable - related party.

Other (income) expense, net

Other (income) expense, net for the nine months ended September 30, 2023 was approximately $114,000, as compared to $13,000 during the nine months ended September 30, 2022. The increase in expense was due to a purchase order cancellation charge paid to a vendor.

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

During the nine months ended September 30, 2023 cash used in operating activities was approximately $15,314,000, which included a net loss of approximately $34,719,000, non-cash charges of $16,941,000 and changes in net working capital and other items that contributed to cash and cash equivalent reduction of approximately $1,887,000. Our net loss was primarily due to, among other things, sales volume not currently commensurate to operating expenses.

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

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to the capital expenditures to support our growth in operations, including investments in manufacturing equipment and tooling. During the nine months ended September 30, 2023 we received a refund of approximately $611,000 from the return of property and equipment.

During the nine months ended September 30, 2023 and 2022, we paid approximately $332,000 and $9,372,000, respectively, to purchase property and equipment in anticipation of our future production growth.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was approximately $14,800,000 compared to net cash provided by financing activities of approximately $37,484,000 during the nine months ended September 30, 2022. Cash flows provided by financing activities during the nine months ended September 30, 2023 comprised of proceeds from the issuance of common stock and warrants through our registered offerings of approximately $13,362,000 (net of offering costs of approximately $1,133,000), proceeds from mortgage loan of approximately $6,000,000, reduced by debt issuance costs of approximately $600,000, proceeds from related party notes payable of $500,000, reduced by payments of related party notes payable of $250,000, payments on capital lease obligations and equipment notes of approximately $712,000 and repayment of convertible notes of $7,500,000.

On August 8, 2023, the Company signed two promissory notes totaling $660,000 at an original issue discount purchase price of $600,000. The principal of $660,000 was paid on August 21, 2023. Prior to the maturity on August 15, 2023, the notes did not bear interest. The noteholders had the right to convert any outstanding principal balance of the note, in whole or in part, into securities of the Company at a rate of 125% of the converted principal amount in connection with any new financing of the Company.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Management uses the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013) to evaluate internal disclosure controls and procedures.

Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

There has not been any material change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has been sued in the Circuit Court of the State of Oregon, DWFritz Automation, LLC (“DWFritz”) v. Arcimoto et al. (Case No. 23CV45784 filed on November 7, 2023) for breach of contract. DWFritz contends that through the exchange of purchases order and related documents DWFritz agreed to provide Arcimoto for certain concept, design, and manufacturing products and services. DWFritz contends they fully performed and completed work under the purchase order through the third stage, which Arcimoto failed to pay on the contractually agreed upon due date. As of September 30, 2023, the Company had $871,722 accrued related to the amounts owed to DWFritz.

The Company has been sued in the state of New Jersey by Highland Capital for breach of contract. Highland Capital is seeking payment in the amount of $255,799, plus interest, attorney fees, and expense.

The Company has been sued by Roush Industries filed on January 31, 2024 for breach of contract. Roush Industries is seeking payment in the amount of $553,052, plus 18% interest beginning on September 13, 2023, as well as attorney fees and plaintiff costs.

The Company has been sued in the United States District Court for the Northern District of Illinois Eastern Division, Deutsche Leasing USA, Inc. (“Deutsche Leasing”) v Arcimoto, Inc (Case No. 24-cv-00429 filed on January 25, 2024) for breach of contract. Deutsche Leasing is seeking payment of $521,792, including accelerated future principal owed under Financing Agreement.

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

ARCIMOTO, INC.

Date: February 12, 2024	By:	/s/ Christopher W. Dawson
		Name:	Christopher W. Dawson
		Title:	Chief Executive Officer